Form 10-Q
period 2004-06-30
COLOR KINETICS INC
filed 2004-08-16
CIK 1048611

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________ to ____________

Commission File Number: 000-50798

Color Kinetics Incorporated
(Exact name of registrant as specified in its charter)

Delaware	04-3391805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 Milk Street, Suite 1100 Boston, Massachusetts 02108
(Address of principal executive offices)

(617) 423-9999
(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):    Yes ☐ No ☒

As of August 6, 2004, Color Kinetics Incorporated had 17,880,306 shares of common stock, par value $0.001 per share, outstanding.

COLOR KINETICS INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Color Kinetics Incorporated
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$54,675	$5,686
Restricted cash	486	479
Accounts receivable, net of allowance for doubtful accounts of approximately $300 and $270 in 2004 and 2003, respectively	4,641	4,015
Accounts receivable from related parties	109	30
Inventory	5,799	5,024
Prepaid expenses and other current assets	1,168	429

Total current assets	66,878	15,663

PROPERTY AND EQUIPMENT — net	1,058	1,065

INVESTMENT IN JOINT VENTURE	448	289

RESTRICTED CASH—Long-term portion	1,100	1,100

TOTAL ASSETS	$69,484	$18,117

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$3,052	$1,483
Accounts payable to related party	—	21
Accrued expenses	1,481	812
Accrued compensation	1,025	1,471
Accrued restructuring	416	426
Accrued warranty	701	404
Deferred revenue	446	387

Total current liabilities	7,121	5,004

ACCRUED RESTRUCTURING	831	1,034

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK, at liquidation value	—	47,999

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, authorized, 100,000 shares; issued and outstanding 17,880 and 2,804 shares in 2004 and 2003, respectively	18	3
Additional paid-in capital	96,953	304
Accumulated other comprehensive income (loss)	(22)	14
Accumulated deficit	(35,417)	(36,241)

Total stockholders’ equity (deficiency)	61,532	(35,920)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$69,484	$18,117

See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES (1):

Lighting systems	$8,734	$6,711	$15,492	$12,435
OEM and licensing	1,424	584	2,884	941

Total revenues	10,158	7,295	18,376	13,376

COST OF REVENUES:
Lighting systems	4,279	3,200	7,646	6,189
OEM and licensing	771	309	1,453	521

Total cost of revenues	5,050	3,509	9,099	6,710

GROSS PROFIT	5,108	3,786	9,277	6,666

OPERATING EXPENSES:
Selling and marketing	2,065	2,086	3,893	4,040
Research and development	804	612	1,605	1,255
General and administrative (2)	1,729	1,032	3,104	2,213
Restructuring	—	—	—	161

Total operating expenses	4,598	3,730	8,602	7,669

INCOME (LOSS) FROM OPERATIONS	510	56	675	(1,003)

INTEREST INCOME (EXPENSE):
Interest income	46	18	77	36
Interest expense	—	(1)	—	(3)

Total interest income, net	46	17	77	33

EQUITY IN EARNINGS OF JOINT VENTURE	19	11	152	185

NET INCOME (LOSS)	$575	$84	$904	$(785)

EARNINGS (LOSS) PER SHARE:
Basic	$0.13	$0.03	$0.25	$(0.28)
Diluted	$0.04	$0.01	$0.06	$(0.28)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	4,295	2,786	3,549	2,784
Diluted	15,772	12,411	15,416	2,784

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(1) Includes revenues from related parties as follows:
Lighting systems	$1,039	$1,344	$1,919	$2,581
OEM and licensing	30	43	60	90

Total related party revenues	$1,069	$1,387	$1,979	$2,671

(2) Includes stock-based compensation as follows:	$269	$18	$331	$37

See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$904	$(785)
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	381	458
Stock-based compensation	331	37
Equity in earnings of joint venture	(152)	(185)
Changes in current assets and liabilities:
Accounts receivable	(705)	(1,379)
Inventory	(775)	(72)
Prepaid expenses and other current assets	(739)	45
Restricted cash	(7)	250
Accounts payable	1,548	(396)
Accrued expenses	520	4
Deferred revenue	59	136
Accrued restructuring	(213)	(273)

Cash flows from operating activities	1,152	(2,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(374)	(184)

Cash flows from investing activities	(374)	(184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under equipment note payable and line of credit	—	(60)
Proceeds from the exercise of stock options	24	7
Proceeds from issuance of redeemable convertible preferred stock — net of issuance costs	13,003	—
Proceeds from issuance of common stock—net of issuance costs	35,227	—

Cash flows from financing activities	48,254	(53)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(43)	2

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	48,989	(2,395)
CASH AND EQUIVALENTS—Beginning of period	5,686	7,689

CASH AND EQUIVALENTS—End of period	$54,675	$5,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$2

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock	$61,082	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business and Basis of Presentation

Nature of Business – Color Kinetics Incorporated, incorporated on September 15, 1997, is a pioneer in the design, marketing and licensing of intelligent solid-state lighting systems. We sell our products through our direct sales force and network of manufacturer’s representatives and distributors.

Basis of Presentation –The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2003 included in our Registration Statement on Form S-1 (File No. 333-114386) (the “Registration Statement on Form S-1”) filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP. Our operating results for interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004 or future quarters.

2. Initial Public Offering

On June 22, 2004, we completed the initial public offering of 4,000,000 shares of our common stock at a price to the public of $10.00 per share. We received net proceeds from the offering of $35,227,311, after deducting the underwriting discount of $2,800,000 and other direct costs of $1,972,689. We have invested the net proceeds in cash equivalents. In connection with the initial public offering, all 20,381,610 shares of our preferred stock then issued and outstanding were converted into 11,069,031 shares of common stock. Included in the conversion of preferred stock to common stock were 3,484,849 shares of Series F Preferred Stock issued in January and February 2004 for net proceeds of $13,002,687.

In addition, during the quarter ended June 30, 2004, we:

•	Completed a 1-for-2 reverse stock split of our common stock in May 2004. All share and per share information presented herein has been adjusted to reflect this split;
•	Increased the number of authorized shares of our common stock from 41,000,000 to 100,000,000 shares in May 2004; and
•	Adopted in April 2004 the 2004 employee stock purchase plan and 2004 employee stock incentive plan under which we are authorized to issue up to a maximum of 400,000 and 1,750,000 shares, respectively, of common stock.

3. Revenue Recognition

We recognize revenues in connection with sales of our lighting systems and OEM products when all of the following conditions have been met: (1) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products have been delivered and risk of loss has passed to the customer, which typically occurs when a product is shipped under our customary terms, generally FOB shipping point; (3) the amount of revenue to which we are entitled is fixed or determinable; and (4) we believe it is probable that we will be able to collect the amount due to us from our customer. To the extent that one or more of these conditions is not present, we delay recognition of revenue until all the conditions are present. We classify the amount of freight that is invoiced to our customers as revenue, with the corresponding cost classified as cost of revenues.

We offer our lighting systems customers limited rights of return, which typically provide that within 30 days of shipment products in unopened and saleable condition may, at our discretion, be returned to us for refund, net of a 15% restocking fee. We also provide certain distributors with limited stock rotation rights. Based on historical experience, we provide for potential returns from customers through a sales return reserve. The reserve is evaluated and adjusted as conditions warrant. An allowance for doubtful accounts is provided to reserve for credit losses as a result of customers’ inability to pay.

4. Stock Based Compensation

We apply the intrinsic value method of accounting for stock options granted to employees and apply the fair value method for stock options and awards granted to non-employees.

In accordance with the intrinsic value method, we determine the compensation associated with stock awards to employees as the difference, if any, between the fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the date of grant. Under the fair value method, we determine the compensation associated with stock awards to non-employees based on the estimated fair value of the award, measured using either current market data or an established option pricing model. The measurement date for non-employee awards is generally the date the performance of services is complete.

Had we used the fair value method to measure compensation related to stock awards to employees, pro forma net income and pro forma earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended June		Six,Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$575	$84	$904	$(785)
Less: stock-based compensation expense determined under fair value method for all awards, net of tax	(105)	(43)	(176)	(86)

Pro forma net income (loss)	$470	$41	$728	$(871)

Basic earnings (loss) per share
As reported	$0.13	$0.03	$0.25	$(0.28)
Pro forma	$0.11	$0.01	$0.21	$(0.31)

Diluted earnings (loss) per share
As reported	$0.04	$0.01	$0.06	$(0.28)
Pro forma	$0.03	$0.00	$0.05	$(0.31)

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003
Risk-free interest rate	3.6%	2.7%
Volatility	50%	50%
Dividend yield	0%	0%
Expected life in years	4	4

The weighted average fair value of options granted during the three months ended June 30, 2004 and 2003 was $3.99 and $0.34, respectively. The weighted average fair value of options granted during the six months ended June 30, 2004 and 2003 was $3.44 and $0.38, respectively.

Stock-based compensation charges in the second quarter of 2004 included $147,000 resulting from acceleration of the remaining unvested portion of stock options granted to advisory board members.

5. Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following (in thousands):

	June 30,	December 31,
	2004	2003
Finished goods	$3,369	$2,973
Raw material components	2,430	2,051

Total	$5,799	$5,024

6. Warranty Reserve

Our products are generally warranted against defects for 12 months following purchase. Reserves for potential warranty claims are provided at the time of revenue recognition based on historical claims experience, repair costs and current sales levels. Activity within the reserve was as follows in the six months ended June 30, 2004 and 2003 (in thousands):

	2004	2003
Balance, December 31,	$404	$549
Provisions included in cost of revenues	311	84
Expenditures	(14)	(161)

Balance, June 30,	$701	$472

7. Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock warrants, and preferred stock using the treasury stock method. When such shares would be dilutive to the periods presented, preferred shares converted to common shares in connection with our initial public offering on June 22, 2004 (Note 2) were included in the weighted average computations of diluted earnings per share until the date of actual conversion on an if-converted basis and in the weighted average computations of basic earnings per share from the date of such conversion.

For the three and six months ended June 30, 2004 and 2003, outstanding stock options to purchase approximately 9,000, 154,000, 1,545,000 and 1,469,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share, because these options were anti-dilutive. A reconciliation of shares used in the computation of basic earnings (loss) per share and diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average shares for basic computation	4,295	2,786	3,549	2,784
Potential common shares from:
Options	983	145	893	—
Warrants	409	153	394	—
Preferred stock	10,085	9,327	10,580	—

Weighted average shares for diluted computation	15,772	12,411	15,416	2,784

On a pro forma basis, earnings (loss) per basic share for the three and six months periods ended June 30, 2004 and 2003 would have been $0.04, $0.06, $0.01 and ($0.28) per share, respectively, if the conversion of preferred stock to common stock in connection with our initial public offering had occurred at the beginning of all periods in which such preferred shares were outstanding.

8. Segment Information

We operate in two distinct segments. These segments are identified by reference to the manner in which the chief operating decision maker views the business, which is generally by the type of customer each segment serves. The first segment is “Lighting Systems,” which consists primarily of completed products that we have developed and sourced. The second segment is “OEM and Licensing,” which consists primarily of subassemblies sold to original equipment manufacturers for combination with their own developed products and licenses to utilize our technology sold to the same class of customer.

Direct contribution margin includes direct costs normally associated with costs of good sold determined using GAAP and additional direct costs, such as direct selling expenses, included in other expense categories contained in the accompanying statements of operations. We do not generate information regarding indirect costs by segment or assets or cash flows by segment, and hence, such information is not provided below. The information set forth below is prepared in accordance with the accounting principles referred to in Note 1, with the exception that direct costs includes some expenses normally allocated to different expense categories on our consolidated statement of operations. There are no inter-segment transactions.

The following tables set forth revenue and contribution margin from our reportable segments on an interim basis (in thousands):

Three Months Ended June 30,	2004			2003
	Lighting	OEM and		Lighting	OEM and
	Systems	Licensing	Total	Systems	Licensing	Total
Revenues	$8,734	$1,424	$10,158	$6,711	$584	$7,295
Cost of revenues	4,279	771	5,050	3,200	309	3,509

Gross profit	4,455	653	5,108	3,511	275	3,786
Other direct costs	1,984	169	2,153	1,875	357	2,232

Direct contribution margin	$2,471	$484	2,955	$1,636	$(82)	1,554

Reconciling items to income from operations:
Unallocated selling and marketing			334			230
Unallocated research and development			382			236
Unallocated general and administrative			1,729			1,032

Income from operations			$510			$56

Six Months Ended June 30,	2004			2003
	Lighting	OEM and		Lighting	OEM and
	Systems	Licensing	Total	Systems	Licensing	Total
Revenues	$15,492	$2,884	$18,376	$12,435	$941	$13,376
Cost of revenues	7,646	1,453	9,099	6,189	521	6,710

Gross profit	7,846	1,431	9,277	6,246	420	6,666
Other direct costs	3,744	386	4,130	3,639	741	4,380

Direct contribution margin	$4,102	$1,045	5,147	$2,607	$(321)	2,286

Reconciling items to income (loss) from operations:
Unallocated selling and marketing			626			447
Unallocated research and development			742			468
Unallocated general and administrative			3,104			2,213
Unallocated restructuring			—			161

Income (loss) from operations			$675			$(1,003)

9. Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation gains and losses and other items of comprehensive income (loss) that have been excluded from net income (loss) and reflected instead in shareholders’ equity. The following table sets forth the calculation of comprehensive income (loss) on an interim basis (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$575	$84	$904	$(785)
Foreign currency translation adjustments and other items of comprehensive income (loss)	(17)	—	1	—

Total comprehensive income (loss)	$558	$84	$905	$(785)

10. Contingencies

In March 2002, Super Vision International, Inc., or Super Vision, filed a lawsuit in the United States District Court for the Middle District of Florida seeking a declaratory judgment that certain of our patents are invalid, that Super Vision’s products do not infringe the patents in question, and that the patents are unenforceable. Super Vision subsequently amended the complaint to add claims for interference with prospective business relationships, unfair competition, trade disparagement and defamation.

In June 2002, we filed a lawsuit against Super Vision in the United States District Court for the District of Massachusetts. In this litigation, we alleged that certain products of Super Vision, including solid-state architectural lighting fixtures, pool lights and spa lights, infringe five of the patents at issue in Super Vision’s declaratory judgment action. Proceedings in our lawsuit against Super Vision were temporarily stayed for the purpose of pursuing settlement negotiations, but these negotiations were not fruitful.

Upon renewal of the proceedings, Super Vision’s lawsuit in Florida was removed by the court to the United States District Court for the District of Massachusetts, where our motion to consolidate the two cases is pending. The cases are in the discovery phase, with a so-called “Markman” hearing on patent claim interpretation scheduled for October 2004 and trial scheduled for January 2005. We believe that Super Vision’s claims of invalidity, unenforceability and non-infringement of the patents at issue in our infringement suit against Super Vision, and its claims against us of interference with prospective business relationships, unfair competition, trade disparagement and defamation, are without merit.

On March 4, 2004, Super Vision announced that it had acquired from High End Systems a patent relating to variable color lighting systems. On March 5, 2004, Super Vision filed a lawsuit in the United States District Court for the Middle District of Florida alleging that we have infringed the High End patent and seeking damages of $10.5 million. We had previously investigated the High End patent and concluded that our products and technology do not infringe any valid claim of the patent. Accordingly, we believe that Super Vision’s High End patent lawsuit is without merit and intend to defend against it vigorously.

With the permission of the court, we amended the complaint that we filed against Super Vision in The United States District Court for the District of Massachusetts to include requests for declarations that the High End patent is not infringed by Color Kinetics, is invalid and is not enforceable. We are now seeking to transfer Super Vision’s High End patent lawsuit to federal court in Massachusetts as well. Since all of the claims are now before the court in Massachusetts, we may request that the court adjust the discovery and trial schedule.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q contains, and other information provided by Color Kinetics Incorporated or statements made by our directors, officers or employees from time to time may contain, forward-looking statements and information, which involve risks and uncertainties. Actual future results may differ materially. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions and other statements which are other than statements of historical facts. In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “believes,” “contemplates,” “predicts,” “projects,” “continue” and other similar terminology or the negative of these terms. All such forward-looking statements, whether written or oral, are expressly qualified by the cautionary statements contained in this Form 10-Q, including those set forth below under the heading “Factors That May Affect Future Results,” and any other cautionary statements which may accompany the forward-looking statements. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements we make.

Overview

We design, market and license intelligent solid-state lighting systems. We outsource the manufacture of our systems to contract manufacturers, primarily in Asia. We operate in two lines of business:

•	Lighting systems: we offer intelligent solid-state lighting systems under the Color Kinetics brand for installation in lighting projects where their use has typically been specified by a designer or architect.

•	OEM and licensing: we offer a standard line of intelligent solid-state lighting modules that are incorporated by manufacturers in products sold under their own brands. We also license our technology on a royalty-bearing basis.

We sell our lighting systems and OEM products through our direct sales force and through distributors and manufacturer’s representatives in North America, Asia, Europe, Latin America and the Middle East. Licensing arrangements are handled through our direct sales force, often with the involvement of our senior management.

In a typical lighting systems sale, our direct sales force, in cooperation with a distributor or manufacturer’s representative (or, outside North America, a dealer/ distributor or VAR), works with a lighting designer, architect or other specifier to have our system “designed in” to a particular new construction or renovation project. Typically, this is followed by a bid process in which pricing and other terms are negotiated with the project owner or owner’s representative. When construction on the project has reached the appropriate stage, our product is shipped, typically to an electrical equipment or lighting equipment distributor, which purchases the system from us and, in turn, sells it to the project owner or its electrical contractor for installation.

We sell our OEM products primarily through our direct sales force and, in certain cases, manufacturer’s representatives or distributors with strong industry relationships and expertise in a particular vertical market. In a typical OEM sales cycle, our direct sales personnel first work with a manufacturer to qualify our systems for incorporation into one or more of its products. Initially, the manufacturer may purchase only small quantities of our system. Once a product incorporating our system is introduced and successfully marketed by our OEM customer, purchases of our OEM products in larger volumes may occur.

Our products are distributed in Japan by Color Kinetics Japan, a joint venture in which we hold a 50% equity interest. An unrelated third party holds the other 50% interest. The terms of our distribution agreement with Color Kinetics Japan are substantially similar to those that we employ with unaffiliated distributors. We account for our investment in Color Kinetics Japan using the equity method of accounting, whereby we record our proportionate share of the income or loss earned by the joint venture. We record revenue from sales to Color Kinetics Japan as revenue from a related party. We eliminate our profit associated with inventory we have sold to Color Kinetics Japan that is held by it at the end of the period. Because Color Kinetics Japan uses the Japanese yen as its functional currency, we translate the results of operations of Color Kinetics Japan into United States dollars using the average rates of exchange during the reporting periods. We also record on our balance sheet translation adjustments reflecting the changes in Color Kinetics Japan’s equity measured in dollars resulting from changes in exchange rates.

     Description of Our Revenues, Costs and Expenses

Our lighting systems revenues include amounts from the sale of our intelligent solid-state lighting systems as well as any fees from our customers for applications engineering, integration or technical support services we provide to assist them in specifying, designing, installing and operating our systems.

Our OEM and licensing revenues include amounts from the sale of our OEM products, license fees and related fees attributable to the licensing of our proprietary technology, and fees for any engineering support services that are requested by our OEM and licensing customers.

Our cost of lighting systems revenues and cost of OEM and license revenues consist primarily of the cost of the lighting products sold, including amounts paid to our contract manufacturers, the costs of any components that we provide, other direct and indirect manufacturing support costs, shipping and handling, tooling and provisions for product warranty, scrap and inventory obsolescence, as well as overhead cost allocated to these activities. It may also include an allocation of salaries and related benefits of engineering personnel when they provide engineering support services for which we charge fees.

Our selling and marketing expenses consist primarily of salaries, commissions, travel expense and related benefits of personnel engaged in sales, product management and marketing activities, commissions paid to our manufacturers’ representatives, costs of marketing programs and promotional materials, trade show expenses and overhead cost related to these activities.

Our research and development expenses consist primarily of salaries, bonuses and related benefits of personnel engaged in research and development and product quality activities, out-of-pocket product development costs, travel expenses and overhead cost related to these activities. Research and development expenses are expensed as incurred.

Our general and administrative expenses consist primarily of salaries, bonuses and related benefits of personnel engaged in corporate administration, finance, human resources, information systems and legal functions, outside legal expenses related to patent prosecution, patent litigation, trademarks and general corporate matters, other professional fees, bad debt expense, other general corporate expenditures, and overhead cost related to these activities.

Critical Accounting Estimates

We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results may differ from these estimates.

We have identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of our consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements for the year ended December 31, 2003 included in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

Revenue Recognition. We recognize revenues in connection with sales of our lighting systems and OEM products when all of the following conditions have been met:

•	evidence exists of an arrangement with the customer, typically consisting of a purchase order;

•	our products have been delivered and risk of loss has passed to the customer, which typically occurs when a product is shipped under our customary terms, generally FOB shipping point;

•	the amount of revenue to which we are entitled is fixed or determinable; and

•	we believe it is probable that we will be able to collect the amount due us from our customer.

To the extent that one or more of these conditions is not present, we delay recognition of revenue until all the conditions are present. We classify the amount of freight invoiced to the customer as revenue, with the corresponding cost classified as cost of revenues.

We offer our lighting systems customers limited rights of return, which typically provide that within 30 days of shipment products in unopened and saleable condition may, at our discretion, be returned to us for refund, net of a 15% restocking fee. We also provide certain distributors with limited stock rotation rights. Based on historical experience, we provide for potential returns from customers through a sales return reserve. The reserve is evaluated and adjusted as conditions warrant.

Allowance for Doubtful Accounts. We estimate the uncollectibility of our accounts receivable and we maintain allowances for estimated losses. This allowance is established using estimates that management makes based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If we used different estimates, or if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for doubtful accounts would be required and would increase bad debt expense.

Product Warranty. We generally warrant our products against defects in materials and workmanship for one year after sale and provide for estimated future warranty costs at the time revenues are recognized. Warranty expense is based on historical claims experience, repair costs, and current sales levels, as well as various other assumptions that we believe to be reasonable under the circumstances. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory Reserves. We state our inventories at the lower of cost or market, computed on a standard cost basis, which approximates actual cost on a first-in, first-out basis, with market being determined as the lower of replacement cost or net realizable value. We provide reserves equal to the difference between the cost of the inventory and the estimated market value of our inventory using estimates of their net realizable value that are based upon our assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory reserves may be required.

Accounting for Income Taxes. We account for income taxes using a liability approach. Our deferred tax assets consist primarily of net operating loss and credit carryforwards, for which we have provided a full valuation allowance, due to our limited operating history and the unlikelihood that we would realize those assets based on that history. To the extent that we begin to generate significant taxable income, such that it becomes more likely than not that these assets will be recoverable, we will reverse those valuation allowances, generally through income. To the extent that we are unable to operate profitably, our tax assets could expire unutilized. The occurrence of certain events, such as significant changes in ownership interests in Color Kinetics, could result in limitations on the amount of those assets that could be utilized in any given year.

Stock-Based Compensation. We use the intrinsic value method to account for stock-based compensation provided to employees and the fair value method to account for stock-based compensation to non-employees, such as consultants and members of our advisory board. Under the intrinsic value method, compensation associated with awards of stock or stock options is measured as the difference between the price the employee must pay to exercise the award and the fair value of our common stock on the date compensation is measured, which is generally the date of the award. To date, most awards to employees have had exercise prices equal to the fair value of the common stock on the date of award, and as a result no material compensation charges have been recorded for awards to employees. Under the fair value method, compensation is measured using the estimated fair value of an award, established either through the estimated value of the share of stock or, in the case of options, through the use of an option pricing model, such as the Black-Scholes option pricing model. We disclose the difference between the two methods in our notes to our consolidated financial statements, and those differences have been significant. In addition, use of an option pricing model invariably involves assumptions about future events, such as the volatility of the underlying stock and the estimated life of an award. These assumptions are difficult to predict and could generally result in changing levels of compensation expense for these awards in our financial statements. We do not currently have any intentions to change our accounting for employee awards from the intrinsic value method to the fair value method. However, the Financial Accounting Standards Board has approved for public comment an exposure draft on stock-based compensation which, if adopted, would have the effect of requiring us to adopt the fair value method in the future.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenues (or, in the case of our cost of lighting systems revenues and cost of OEM and licensing revenues, as a percentage of the related revenues), and the percentage change in dollar amounts of such items compared with the corresponding periods in the previous fiscal year:

	Percentage of Total Revenues
	Three Months Ended		Six Months Ended		Period to Period Change
	June 30,		June 30,		Three Month	Six Month
	2004	2003	2004	2003	Period	Period
Revenues:
Lighting systems	86%	92%	84%	93%	30%	25%
OEM and licensing	14	8	16	7	144	207

Total revenues	100	100	100	100	39	37

Cost of Revenues:
Cost of lighting systems, as a percentage of lighting systems revenues	49	48	49	50	34	24
Cost of OEM and licensing, as a percentage of OEM and licensing revenues	54	53	50	55	150	179
Total cost of revenues	50	48	50	50	44	36

Gross Profit	50	52	50	50	35	39

Operating Expenses:
Selling and marketing	20	29	21	30	(1)	(4)
Research and development	8	8	8	9	31	28
General and administrative	17	14	17	17	68	40
Restructuring	—	—	—	1	—	(100)

Total operating expenses	45	51	46	57	23	12

Income (loss) from operations	5	1	4	(7)	817	(167)

Interest income (expense), net	1	—	—	—	168	133

Equity in earnings of joint venture	—	—	1	1	74	(17)

Net income (loss)	6%	1%	5%	(6%)	586%	(215%)

Revenues. Total revenues increased 39%, from $7.3 million in the second quarter of 2003 to $10.2 million in the first quarter of 2004 and increased 37%, from $13.4 million in the first half of 2003 to $18.4 million in the first half of 2004.

Lighting systems revenues increased 30%, from $6.7 million in the second quarter of 2003 to $8.7 million in the second quarter of 2004 and increased 25%, from $12.4 million in the first half of 2003 to $15.5 million in the first half of 2004. Lighting systems revenues in North America increased 43%, from $4.1 million in the second quarter of 2003 to $5.8 million in the second quarter of 2004 and increased 36%, from $7.4 million in the first half of 2003 to $10.1 million in the first half of 2004. Lighting systems revenues in markets outside North America increased 10%, from $2.6 million in the second quarter of 2003 to $2.9 million in the second quarter of 2004 and increased 7%, from $5.0 million in the first half of 2003 to $5.4 million in the first half of 2004.

The increases in lighting systems revenues for the second quarter and first half of 2004 were primarily attributable to increased market acceptance of our intelligent solid-state lighting systems and the addition of new products to our product line in prior periods. Growth in sales in North America was also attributable to our ongoing efforts to expand our North American manufacturer’s representative network. These factors more than offset declines in sales in the Japanese market to our joint venture partner, Color Kinetics Japan, of $306,000 and $668,000 during the second quarter and first half of 2004, respectively, compared to the same periods in the prior year. In addition, sales of branded consumer products declined to zero in the second quarter of 2004, representing a decline of $22,000 and $420,000 in revenues compared to the second quarter and first half of 2003, respectively, resulting from our decision in 2003 to discontinue selling these as branded Color Kinetics products and to distribute them instead through our OEM and licensing program.

Our OEM and licensing revenues increased 144%, from $584,000 in the second quarter of 2003 to $1.4 million in the second quarter of 2004 and increased 207%, from $941,000 in the first half of 2003 to $2.9 million in the first half of 2004. The increases in the three and six month periods were primarily attributable to increases of $458,000 and $970,000, respectively, in sales of our OEM pool products, due to a product launch by an OEM customer in late 2003 and the commencement of related volume purchases of our OEM products, and a $353,000 increase in our licensing revenues in the first half of 2004, due primarily to a large upfront license payment received in connection with a new licensing agreement signed in the first quarter of 2004. At June 30, 2004, we had agreements with 27 OEM and licensing customers that we believe were actively engaged in developing or marketing products incorporating our technology compared with 24 such customers at March 31, 2004 and 17 such customers at December 31, 2003.

Revenues derived from sales of lighting systems and OEM products to Color Kinetics Japan, the joint venture that distributes our products in Japan, decreased from 19% of total revenues to 10% of total revenues in both the second quarter and first half of June 30, 2003 and 2004, respectively. We expect revenues from sales to Color Kinetics Japan to increase in the second half of 2004, in comparison to those recorded in the first half of 2004.

Revenues derived from sales of lighting systems products to Color Kinetics Distribution, Inc., or CKDI, a distributor unaffiliated with us that fulfills smaller orders (generally those having a value less than $10,000), as well as all orders for specifically defined regions of the Canadian marketplace, were 13% of total revenues in both the second quarter and first half of 2004.

Gross Profit. Total gross profit increased from $3.8 million in the second quarter of 2003 to $5.1 million in the second quarter of 2004 and from $6.7 million in the first half of 2003 to $9.3 million in the first half of 2004. The dollar increase was attributable primarily to increased sales, to improved profit margins on certain of our lighting systems products and to increased licensing revenues that more than offset lower margins on our OEM pool and spa products and sales to CKDI. Gross profit as a percentage of revenues, or gross margin, decreased from 52% in the second quarter of 2003 to 50% in the second quarter of 2004 and amounted to 50% in both the first half of 2003 and the first half of 2004. Gross margin may vary from period to period depending on relative product mix.

Gross margin from lighting systems decreased from 52% in the second quarter of 2003 to 51% in the second quarter of 2004 and increased from 50% in the first half of 2003 to 51% in the first half of 2004. The decrease in the second quarter of 2004 compared to the second quarter of 2003 is primarily attributable to variation in product mix. The increase for the first half of 2004 compared to the first half of 2003 was attributable primarily to reduced raw materials and product costs and to an overall more favorable product mix, in part reflecting our decision to discontinue direct distribution of our lower-margin consumer products. Gross margin from lighting systems may vary from period to period depending on relative product mix.

Gross margin from our OEM and licensing business decreased from 47% in the second quarter of 2003 to 46% in the second quarter of 2004 and increased from 45% in the first half of 2003 to 50% in the first half of 2004. The decrease in the second quarter of 2004 was primarily attributable to increased sales of lower-margin OEM pool products compared to the second quarter of 2003. The increase in the first half of 2004 compared to the first half of 2003was primarily attributable to an increased percentage of licensing revenues in the first half of 2004, which more than offset the lower margin associated with increased sales of our OEM pool products. Gross margin for our OEM and licensing business may vary in future periods depending on the mix of higher and lower-margin OEM product revenues and the relative percentage of higher-margin licensing revenues.

Selling and Marketing Expenses. Selling and marketing expenses remained constant at $2.1 million for each of the second quarters of 2004 and 2003 and decreased 4%, from $4.0 million in the first half of 2003 to $3.9 million in the first half of 2004. The decrease in dollar amount for the first half of 2004 compared to the same period in 2003 was primarily attributable to unfilled vacancies for sales positions and elimination of direct sales costs associated with our branded consumer products business, offset partially by an increase in commissions to our manufacturer’s representatives as a result of our revenue growth and increased marketing spending on trade shows and other related marketing programs. Certain vacant sales positions were filled in the second quarter of 2004. As a percentage of total revenues, sales and marketing expenses decreased from 29% in the second quarter of 2003 to 20% in the second quarter of 2004 and from 30% in the first half of 2003 to 21% in the first half of 2004. The declines in selling and marketing expense as a percentage of revenues were attributable primarily to our revenue growth. We plan to expand our sales force with the hiring of additional sales personnel in the second half of 2004. As a result, we expect our selling and marketing expenses to increase in dollar amount during the balance of 2004.

Research and Development Expenses. Research and development expenses increased 31%, from $612,000 in the second quarter of 2003 to $804,000 in the second quarter of 2004 and 28%, from $1.3 million in the first half of 2003 to $1.6 million in the first half of 2004. These increases were primarily attributable to increases in our research and development headcount based both in our Boston and China offices. As a percentage of total revenues, research and development expenses remained constant at 8% for each of the periods presented. The decreases in research and development expenses as a percentage of revenues were attributable primarily to our revenue growth. We expect our research and development expenses to increase in dollar amount during 2004, as we devote additional resources to developing new products and technologies and supporting scheduled new product introductions in 2004.

General and Administrative Expenses. General and administrative expenses increased 68%, from $1.0 million in the second quarter of 2003 to $1.7 million in the second quarter of 2004 and from $2.2 million in the first half of 2003 to $3.1 million in the first half of 2004. Payroll-related expenses increased by $125,000 and $206,000 for the second quarter and first half of 2004, respectively, compared to the same periods in the prior year, primarily due to increased headcount and executive bonus accruals. In 2003, executive bonuses were heavily weighted toward the second half of the year, consistent with our business plan. Stock-based compensation charges, primarily associated with options granted to members of our advisory board, increased by $264,000 and $326,000 for the second quarter and first half of 2004, respectively, compared to the same periods in the prior year. Stock-based compensation charges in the second quarter of 2004 included $147,000 resulting from acceleration of the remaining unvested portion of stock options granted to advisory board members. Under our current accounting policy for stock-based compensation, we expect future stock-based compensation charges to decline to a fixed amount of $8,000 per quarter through the second quarter of 2008. Outside legal expenses increased by $123,000 and $141,000 for the second quarter and first half of 2004, respectively, compared to the same periods in the prior year, primarily as a result of increased patent application activity and other general legal matters. We expect our general and administrative expenses to increase in future periods to support our expanding operations, the additional reporting and other obligations associated with our being a public company, and protection of our intellectual property.

Restructuring Expenses. No restructuring expenses were recorded in 2004. The $161,000 of restructuring expenses in the first half of 2003 was attributable to an adjustment made to the restructuring reserve established in 2001, to reflect a change in estimate related to the amount of income we expect to receive from the sublease of our vacated space.

Interest Income (Expense), Net. Interest income increased from $18,000 in the second quarter of 2003 to $46,000 in the second quarter of 2004 and from $36,000 in the first half of 2003 to $77,000 in the first half of 2004, due to higher average cash and cash equivalent balances in 2004. We incurred $3,000 of interest expense in the first half of 2003 and none in 2004, as a result of our repayment of all bank debt in 2003.

Equity in Earnings of Joint Venture. Equity in earnings of joint venture increased from $11,000 in the second quarter of 2003 to $19,000 in the second quarter of 2004 and decreased from $185,000 in the first half of 2003 to $152,000 in the first half of 2004, as a result of fluctuation in net earnings of Color Kinetics Japan caused primarily by fluctuation in its revenues during these periods. We expect net earnings of Color Kinetics Japan to increase, and our equity in earnings of joint venture to increase, in the second half of 2004 compared to the first half of 2004.

Provision for Income Taxes. We recorded no provision for income tax in either 2003 or 2004 due to our net loss carryforward position. At December 31, 2003, we had net loss carryforwards available to offset future taxable income of $31.2 million and tax credit carryforwards available to reduce future taxes payable of $526,000. Should it become more likely than not that these assets will be recovered, we would remove the allowances provided, which would have the effect of reducing or eliminating our provision for income tax.

Liquidity and Capital Resources

At June 30, 2004, we had $54.7 million in cash and equivalents, representing an increase of $49.0 million compared to our $5.7 million balance of cash and equivalents at December 31, 2003.

During the first half of 2004, we generated $1.2 million of cash from operating activities. During the first half of 2004, the improvement in our cash flows from operating activities resulted primarily from our net income of $904,000, offset partially by an increase in inventory levels to support more rapid fulfillment of increasing order volumes, and higher accounts receivable that resulted from increased sales.

Net cash used in investing activities was $374,000 during the first half of 2004, reflecting purchases of property and equipment, primarily computers, a trade show booth for marketing purposes, and tooling and test equipment related to our product development efforts.

Net cash provided by financing activities was $48.3 million for the first half of 2004, primarily attributable to $13.0 million from issuance of preferred stock in January and February of 2004 and $35.2 million of proceeds from our initial public offering of 4,000,000 million shares of common stock in June 2004. In connection with the initial public offering, all 20.4 million shares of then outstanding preferred stock with a carrying value of $61.1 million were converted into 11.1 million shares of common stock. No borrowings are outstanding against our $3.0 million bank line of credit scheduled to expire in September 2004. We presently do not intend to renew the bank line of credit.

We anticipate that our cash and equivalents at June 30, 2004 will be sufficient to fund our foreseeable cash requirements for at least the next twelve months.

Factors That May Affect Future Results

We have experienced, and may in the future experience, significant quarter-to-quarter fluctuations in our revenue, gross profit and operating results. Because our sales cycles are long and our customers generally do not enter into long-term purchase commitments, forecasting our revenues is difficult. Even after our lighting systems have been specified for a particular project or installation, the timing of our receipt of revenue may be difficult to predict, as shipment of our systems can be postponed or cancelled due to construction delays, design changes or cost overruns. Similarly, receipt of substantial revenues from an OEM or licensing customer depends on the success of the OEM or licensing customer in developing, introducing and marketing a product including our OEM product or technology, a process that is beyond our control. As is the case for many technology companies, a substantial portion of our revenue in each quarter is attributable to purchase orders issued and shipments made near the end of the quarter. A delay in shipment near the end of the quarter, due, for example, to an unanticipated construction delay or project cancellation, may cause our revenues to fall significantly below our expectations. Because a substantial portion of our expenses is relatively fixed and cannot rapidly be reduced, a shortfall in quarterly revenue may materially adversely affect our operating results for the quarter. Other factors that may contribute to fluctuations in our quarterly operating results include:

•	changes in product mix;

•	changes in our distribution and sales channels;

•	seasonal patterns in purchases of our products;

•	changes in gross margin associated with inventory and supply chain management issues;

•	increases or decreases in legal expenses associated with intellectual property litigation initiated by or against us;

•	changes in the results of operations of Color Kinetics Japan, our joint venture in Japan;

•	introduction by us and our competitors of new products; and

•	competitive factors, including pricing and availability of, and demand for, products that compete with ours.

In addition, we face a number of risks and challenges, many of which we describe in our Registration Statement on Form S-1. Among the challenges which we think are most significant, and which have in the past, and will in the future, affect our financial performance, are the following:

•	Market acceptance of intelligent solid-state lighting: The success of our business depends on growing acceptance of intelligent solid-state lighting, both as a replacement for traditional lighting solutions and in new applications. Our senior management team spends a significant amount of time, and we expend significant resources, on efforts to promote the adoption of solid-state lighting in general, and our intelligent solid-state lighting systems in particular.

•	Ability to meet demand and maintain quality: The success of our business also depends on our ability to supply our products in quantities adequate to meet demand, and to maintain the high standards of quality that our customers require. Our senior management spends a significant amount of its time, and we devote substantial resources, to efforts to ensure our sources of supply and to improve our supply chain management and quality control processes.

•	Need for continued product and technology innovation: Our competitive position depends on our ability to innovate, and to anticipate the rapid changes in lighting technology, changing customer requirements and evolving standards which characterize our industry. Driving and supporting this process of continuous innovation is a key priority of our senior management team and will require continuing expenditures by us.

•	Defending our intellectual property: We believe that our proprietary intellectual property is an important source of competitive advantage and is critical to our growing OEM and licensing business. We will continue to devote substantial resources to extending our intellectual property portfolio and, where necessary, we will take appropriate steps to defend it. This could involve substantial expenditures on our part.

•	Management of growth: We recognize that if our business plans are successful, we may be required to manage a larger and rapidly growing enterprise. We will also be required to meet the reporting, regulatory and other obligations of a public company. This will impose new burdens on management and involve additional costs that we have not historically borne.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk to which we are subject consists of the risk of loss arising from adverse changes in market rates and foreign exchange rates.

Our joint venture, Color Kinetics Japan, has entered into forward currency contracts to hedge anticipated dollar denominated purchases of product from us. These contracts consist solely of forward contracts to acquire dollars at a fixed yen rate. These contracts are reflected on the balance sheet of Color Kinetics Japan at current fair value and cover a notional amount of $7.5 million, settling at various dates through 2010. Our exposure to these contracts is limited to the impact on our proportional share of the income or loss of Color Kinetics Japan. We have provided no guarantees with respect to Color Kinetics Japan, and as a result the maximum loss we would record with respect to our investment would be the carrying value of that investment at any point in time. At June 30, 2004, our investment in Color Kinetics Japan was carried at $448,000.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management, including our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Super Vision International, Inc.

In March 2002, Super Vision International, Inc., or Super Vision, filed a lawsuit in the United States District Court for the Middle District of Florida seeking a declaratory judgment that certain of our patents are invalid, that Super Vision’s products do not infringe the patents in question, and that the patents are unenforceable. Super Vision subsequently amended the complaint to add claims for interference with prospective business relationships, unfair competition, trade disparagement and defamation.

In June 2002, we filed a lawsuit against Super Vision in the United States District Court for the District of Massachusetts. In this litigation, we alleged that certain products of Super Vision, including solid-state architectural lighting fixtures, pool lights and spa lights, infringe five of the patents at issue in Super Vision’s declaratory judgment action. Proceedings in our lawsuit against Super Vision were temporarily stayed for the purpose of pursuing settlement negotiations, but these negotiations were not fruitful.

Upon renewal of the proceedings, Super Vision’s lawsuit in Florida was removed by the court to the United States District Court for the District of Massachusetts, where our motion to consolidate the two cases is pending. The cases are in the discovery phase, with a so-called “Markman” hearing on patent claim interpretation scheduled for October 2004 and trial scheduled for January 2005. We believe that Super Vision’s claims of invalidity, unenforceability and non-infringement of the patents at issue in our infringement suit against Super Vision, and its claims against us of interference with prospective business relationships, unfair competition, trade disparagement and defamation, are without merit.

On March 4, 2004, Super Vision announced that it had acquired from High End Systems a patent relating to variable color lighting systems. On March 5, 2004, Super Vision filed a lawsuit in the United States District Court for the Middle District of Florida alleging that we have infringed the High End patent and seeking damages of $10.5 million. We had previously investigated the High End patent and concluded that our products and technology do not infringe any valid claim of the patent. Accordingly, we believe that Super Vision’s High End patent lawsuit is without merit and intend to defend against it vigorously.

With the permission of the court, we amended the complaint that we filed against Super Vision in The United States District Court for the District of Massachusetts to include requests for declarations that the High End patent is not infringed by Color Kinetics, is invalid and is not enforceable. We are now seeking to transfer Super Vision’s High End patent lawsuit to federal court in Massachusetts as well. Since all of the claims are now before the court in Massachusetts, we may request that the court adjust the discovery and trial schedule.

TIR Systems, Ltd.

In April 2004, we commenced an action in the United States District Court for the District of Massachusetts against TIR Systems, Ltd., a supplier of traditional lighting products used primarily in corporate identity, commercial and industrial applications that has recently begun to market solid-state lighting products. In our complaint, we allege that solid-state lighting products sold by the defendant infringe multiple patents owned by us, and we seek injunctive relief, damages, and attorney’s fees. TIR Systems has responded to our complaint denying all liability and has asserted counterclaims seeking declaratory judgment that certain of our patents are not infringed, are invalid and are not enforceable.

Item 2. Changes in Securities and Use of Proceeds

In connection with our initial public offering, we effected a 1-for-2 reverse stock split of our common stock on May 28, 2004. In June 2004, in connection with our initial public offering, our Seventh Amended and Restated Certificate of Incorporation and our Second Amended and Restated By-Laws became effective.

During the three months ended June 30, 2004, we granted options to purchase an aggregate of 168,000 shares of our common stock to employees and directors under our 1998 Incentive and Non-Statutory Stock Plan at exercise prices ranging from $9.00 to $10.80 per share. During this period, 6,950 shares of common stock were purchased pursuant to exercises of stock options. The securities issued in the foregoing transactions were offered and sold in reliance on exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, or regulations promulgated thereunder, relating to sales by an issuer not involving a public offering, or an exemption from registration under Rule 701 promulgated under the Securities Act. No underwriters or placement agents were involved in the foregoing transactions.

Our initial public offering of common stock was completed through our Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on June 22, 2004. In connection with the offering, we sold 4,000,000 shares of common stock at an initial public offering price of $10.00 per share, for an aggregate offering price of $40,000,000.

We received net proceeds from the offering of approximately $35.2 million, after deducting the underwriting discount and other offering costs. In connection with the initial public offering, all outstanding shares of our preferred stock were converted into 11,069,031 shares of common stock. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

We intend to use our net proceeds for working capital and other general corporate purposes, which will include expansion of our sales and marketing organizations and acceleration of our research and development efforts to develop new technologies and products and enter new markets, and may also include acquisitions of businesses, products and technologies that are complementary to our business. Although we have from time to time evaluated possible acquisitions, we currently have no commitments or agreements to make any acquisitions and we cannot assure you that we will make any acquisitions in the future. Until we use the net proceeds of the offering, we have invested the net proceeds cash equivalents.

Items 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended June 30, 2004, we solicited the written consent of our stockholders pursuant to Section 228 of the General Corporation Law of the State of Delaware in connection with the following proposals:

(a)	To approve a one-for-two reverse stock split of our common stock;

(b)	To approve an amendment to Certificate of Incorporation to (i) authorize 100,000,000 shares of our common stock, (ii) authorize 5,000,000 shares of our preferred stock, (iii) delete all references to our Series A through Series F Convertible Preferred Stock, and (iv) effect certain other changes relating to corporate governance, liability of our directors, indemnification of our directors, officers and others, and other matters;

(c)	To approve our 2004 Stock Incentive Plan; and

(d)	To approve our 2004 Employee Stock Purchase Plan.

The written consent was given by holders of 12,573,797 shares of our common stock on an as converted basis, representing approximately 90.6% of the shares outstanding and entitled to vote on such matters.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit
Number	Description
31.1	Certification by George G. Mueller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Color Kinetics Incorporated

31.2	Certification by David K. Johnson pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Color Kinetics Incorporated

32.1	Certification by George G. Mueller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Color Kinetics Incorporated

32.2	Certification by David K. Johnson pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Color Kinetics Incorporated

     (b) Reports on Form 8-K

           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2004	COLOR KINETICS INCORPORATED (Registrant)
	By:	/s/ George G. Mueller George G. Mueller Chief Executive Officer
	By:	/s/ David K. Johnson David K. Johnson Chief Financial Officer