Form 10-Q
period 2004-09-30
COLOR KINETICS INC
filed 2004-11-15
CIK 1048611

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________ to ________

Commission File Number: 000-50798

Color Kinetics Incorporated

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3391805 (I.R.S. Employer Identification Number)

10 Milk Street, Suite 1100

Boston, Massachusetts 02108
(Address of principal executive offices)

(617) 423-9999

(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

As of November 1, 2004, Color Kinetics Incorporated had 17,886,535 shares of common stock, par value $0.001 per share, outstanding.

COLOR KINETICS INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

Color Kinetics Incorporated
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2004	2003
ASSETS

CURRENT ASSETS:
Cash and equivalents	$39,954	$5,686
Short-term investments	15,000	—
Restricted cash	116	479
Accounts receivable, net of allowance for doubtful accounts of approximately $385 and $270 in 2004 and 2003, respectively	4,760	4,015
Accounts receivable from related parties	163	30
Inventory	6,095	5,024
Prepaid expenses and other current assets	974	429

Total current assets	67,062	15,663

PROPERTY AND EQUIPMENT— net	1,042	1,065
INVESTMENT IN JOINT VENTURE	536	289
RESTRICTED CASH—long-term portion	1,000	1,100

TOTAL ASSETS	$69,640	$18,117

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$1,915	$1,483
Accounts payable to related party	—	21
Accrued expenses	1,643	812
Accrued compensation	1,482	1,471
Accrued restructuring	309	426
Accrued warranty	714	404
Deferred revenue	330	387

Total current liabilities	6,393	5,004

ACCRUED RESTRUCTURING	831	1,034

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK, at liquidation value	—	47,999

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, $0.001 par value—authorized, 100,000 shares; issued and outstanding 17,887 and 2,804 shares in 2004 and 2003, respectively	18	3
Additional paid-in capital	96,965	304
Accumulated other comprehensive income (loss)	(3)	14
Accumulated deficit	(34,564)	(36,241)

Total stockholders’ equity (deficiency)	62,416	(35,920)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$69,640	$18,117

See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES (1):
Lighting systems	$9,275	$7,076	$24,767	$19,511
OEM and licensing	1,786	700	4,670	1,641

Total revenues	11,061	7,776	29,437	21,152

COST OF REVENUES:
Lighting systems	4,392	3,735	12,038	9,924
OEM and licensing	1,089	326	2,542	847

Total cost of revenues	5,481	4,061	14,580	10,771

GROSS PROFIT	5,580	3,715	14,857	10,381

OPERATING EXPENSES:
Selling and marketing	2,284	1,760	6,177	5,800
Research and development	886	594	2,491	1,849
General and administrative (2)	1,807	1,218	4,911	3,431
Restructuring	—	—	—	161

Total operating expenses	4,977	3,572	13,579	11,241

INCOME (LOSS) FROM OPERATIONS	603	143	1,278	(860)

INTEREST INCOME (EXPENSE), net:
Interest income	181	5	258	41
Interest expense	—	—	—	(3)

Total interest income, net	181	5	258	38

EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	69	(140)	221	45

NET INCOME (LOSS)	$853	$8	$1,757	$(777)

EARNINGS (LOSS) PER SHARE:
Basic	$0.05	$0.00	$0.21	$(0.28)
Diluted	$0.04	$0.00	$0.11	$(0.28)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	17,881	2,796	8,560	2,788
Diluted	19,409	12,531	16,648	2,788

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
(1) Includes revenues from related parties as follows:

Lighting systems	$1,019	$1,252	$2,938	$3,832
OEM and licensing	30	30	90	120

Total related party revenues	$1,049	$1,282	$3,028	$3,952

(2) Includes stock-based compensation as follows:	$8	$18	$339	$54

See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,757	$(777)
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	536	678
Stock-based compensation	339	54
Equity in earnings of joint venture	(221)	(45)
Changes in current assets and liabilities:
Accounts receivable	(878)	(1,681)
Inventory	(1,071)	(353)
Prepaid expenses and other current assets	(545)	(265)
Restricted cash	463	225
Accounts payable	411	(20)
Accrued expenses	1,152	414
Deferred revenue	(57)	33
Accrued restructuring	(320)	(273)

Cash flows from operating activities	1,566	(2,010)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(15,000)	—
Purchase of property and equipment	(513)	(184)

Cash flows from investing activities	(15,513)	(184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under equipment note payable and line of credit	—	(60)
Proceeds from the exercise of stock options	28	7
Proceeds from issuance of redeemable convertible preferred stock — net of issuance costs	13,003	—
Proceeds from issuance of common stock—net of issuance costs	35,227	—

Cash flows from financing activities	48,258	(53)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(43)	3

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	34,268	(2,244)

CASH AND EQUIVALENTS—beginning of period	5,686	7,688

CASH AND EQUIVALENTS—end of period	$39,954	$5,444

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$3

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock	$61,082	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP. Our operating results for interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004 or future periods.

2. Initial Public Offering

On June 22, 2004, we completed the initial public offering of 4,000,000 shares of our common stock at a price to the public of $10.00 per share. We received net proceeds from the offering of $35,227,311, after deducting the underwriting discount of $2,800,000 and other direct costs of $1,972,689. We have invested the net proceeds in cash equivalents and short-term investments. In connection with the initial public offering, all 20,381,610 shares of our preferred stock then issued and outstanding were converted into 11,069,031 shares of common stock. Included in the conversion of preferred stock to common stock were 3,484,849 shares of Series F Preferred Stock issued in January and February 2004 for net proceeds of $13,002,687.

In addition, we:

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

4. Stock-Based Compensation

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

Had we used the fair value method to measure compensation related to stock awards to employees, pro forma net income and pro forma earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$853	$8	$1,757	$(777)
Add: stock-based compensation determined under intrinsic value method for all awards, net of tax	8	—	13	—
Less: stock-based compensation expense determined under fair value method for all awards, net of tax	(70)	(43)	(246)	(129)

Pro forma net income (loss)	$791	$(35)	$1,524	$(906)

Basic earnings (loss) per share
As reported	$0.05	$0.00	$0.21	$(0.28)
Pro forma	$0.04	$(0.01)	$0.18	$(0.32)
Diluted earnings (loss) per share
As reported	$0.04	$0.00	$0.11	$(0.28)
Pro forma	$0.04	$(0.01)	$0.09	$(0.32)

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003
Risk-free interest rate	3.6%	2.7%
Volatility	58%	50%
Dividend yield	0%	0%
Expected life in years	4	4

The weighted average fair value of options granted during the three months ended September 30, 2004 and 2003 was $4.39 and $0.50, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2004 and 2003 was $1.24 and $0.40, respectively.

Stock-based compensation charges in the nine months ended September 30, 2004 included $147,000 resulting primarily from acceleration in June 2004 of the remaining unvested portion of stock options granted to advisory board members and other non-employee consultants.

5. Short-Term Investments

Short-term investments consist of a certificate of deposit from a bank purchased with a seven month maturity.

6. Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following (in thousands):

	September 30,	December 31,
	2004	2003
Finished goods	$3,858	$2,973
Raw material components	2,237	2,051

Total	$6,095	$5,024

7. Warranty Reserve

Our products are generally warranted against defects for 12 months following purchase. Reserves for potential warranty claims are provided at the time of revenue recognition based on historical claims experience, repair costs and current sales levels. Activity within the reserve was as follows in the nine months ended September 30, 2004 and 2003 (in thousands):

	2004	2003
Balance, beginning of period	$404	$549
Provisions included in cost of revenues	516	277
Expenditures	(206)	(245)

Balance, end of period	$714	$581

8. Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock warrants, and preferred stock using the treasury stock method. Due to our net loss in the nine months ended September 30, 2003, the effect of these items would be antidilutive in this period and, accordingly, are excluded from the computation. When such shares would be dilutive to the periods presented, preferred shares converted to common shares in connection with our initial public offering on June 22, 2004 (Note 2) were included in the weighted average computations of diluted earnings per share until the date of actual conversion on an if-converted basis and in the weighted average computations of basic earnings per share from the date of such conversion.

For the three months ended September 30, 2003 and nine months ended September 30, 2004 and 2003, outstanding stock options to purchase approximately, 616,000, 29,000 and 629,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share, because these options were anti-dilutive. For the three months ended September 30, 2004, all stock options were considered dilutive and, hence, included in the calculation of diluted earnings per share. A reconciliation of shares used in the computation of basic earnings (loss) per share and diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average shares for basic computation	17,881	2,796	8,560	2,788
Potential common shares from:
Options	1,099	204	894	—
Warrants	429	204	402	—
Preferred stock	—	9,327	6,792	—

Weighted average shares for diluted computation	19,409	12,531	16,648	2,788

On a pro forma basis, earnings (loss) per basic share for the three and nine months periods ended September 30, 2004 and 2003 would have been $0.04, $0.09, $0.00 and ($0.32) per share, respectively, if the conversion of preferred stock to common stock in connection with our initial public offering had occurred at the beginning of all periods in which such preferred shares were outstanding.

9. Segment Information

We operate in two distinct segments. These segments are identified by reference to the manner in which the chief operating decision maker views the business, which is generally by the type of customer each segment serves. The first segment is “Lighting Systems,” which consists primarily of completed products that we have developed and sourced. The second segment is “OEM and Licensing,” which consists primarily of subassemblies and completed products sold to original equipment manufacturers for combination with their own developed products and licenses to utilize our technology sold to the same class of customer.

Direct contribution margin includes direct costs normally associated with costs of goods sold determined using GAAP and additional direct costs, such as direct selling expenses, included in other expense categories contained in the accompanying statements of operations. We do not generate information regarding indirect costs by segment or assets or cash flows by segment, and hence, such information is not provided below. The information set forth below is prepared in accordance with the accounting principles referred to in Note 1, with the exception that direct costs includes some expenses normally allocated to different expense categories on our consolidated statement of operations. There are no inter-segment transactions.

The following tables set forth revenue and contribution margin from our reportable segments on an interim basis (in thousands):

Three Months Ended September 30,	2004			2003
	Lighting	OEM and		Lighting	OEM and
	Systems	Licensing	Total	Systems	Licensing	Total
Revenues	$9,275	$1,786	$11,061	$7,076	$700	$7,776
Cost of revenues	4,392	1,089	5,481	3,735	326	4,061

Gross profit	4,883	697	5,580	3,341	374	3,715
Other direct costs	2,327	169	2,496	1,542	284	1,826

Direct contribution margin	$2,556	$528	3,084	$1,799	$90	1,889

Reconciling items to income from operations:
Unallocated selling and marketing			296			237
Unallocated research and development			377			291
Unallocated general and administrative			1,808			1,218

Income from operations			$603			$143

Nine Months Ended September 30,	2004			2003
	Lighting	OEM and		Lighting	OEM and
	Systems	Licensing	Total	Systems	Licensing	Total
Revenues	$24,767	$4,670	$29,437	$19,511	$1,641	$21,152
Cost of revenues	12,038	2,542	14,580	9,924	847	10,771

Gross profit	12,729	2,128	14,857	9,587	794	10,381
Other direct costs	6,070	554	6,624	5,181	1,025	6,206

Direct contribution margin	$6,659	$1,574	8,233	$4,406	$(231)	4,175

Reconciling items to income (loss) from operations:
Unallocated selling and marketing			923			685
Unallocated research and development			1,120			758
Unalloacted general and administrative			4,912			3,592
Unallocated restructuring			—			—

Income (loss) from operations			$1,278			$(860)

10. Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation gains and losses and other items of comprehensive income (loss) that have been excluded from net income (loss) and reflected instead in stockholders’ equity. The following table sets forth the calculation of comprehensive income (loss) on an interim basis (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$853	$8	$1,757	$(777)
Foreign currency translation adjustments and other items of comprehensive income	25	—	25	—

Total comprehensive income (loss)	$878	$8	$1,782	$(777)

11. Contingencies

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

In June 2002, we filed a lawsuit against Super Vision in the United States District Court for the District of Massachusetts. In this litigation, we alleged that certain products of Super Vision, including solid-state architectural lighting fixtures, pool lights and spa lights, infringes four of the patents at issue in Super Vision’s declaratory judgment action; this complaint has been amended to assert infringement of a fifth patent.

Super Vision’s lawsuit in Florida was transferred by the court to the United States District Court for the District of Massachusetts. The cases are in the discovery phase, with discovery closing in January, dispositive motions due in February, and trial expected in the second quarter of 2005. We believe that Super Vision’s claims of invalidity, unenforceability and non-infringement of the patents at issue in our infringement suit against Super Vision, and its claims against us of interference with prospective business relationships, unfair competition, trade disparagement and defamation, are without merit.

On March 4, 2004, Super Vision announced that it had acquired from High End Systems a patent relating to variable color lighting systems. On March 5, 2004, Super Vision filed a lawsuit in the United States District Court for the Middle District of Florida alleging that we have infringed the High End patent and seeking damages of $10.5 million. We had previously investigated the High End patent and concluded that our products and technology do not infringe any valid claim of the patent. Accordingly, we believe that Super Vision’s High End patent lawsuit is without merit and intend to defend against it vigorously. We are now seeking to transfer Super Vision’s High End patent lawsuit to federal court in Massachusetts.

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

We sell our OEM products primarily through our direct sales force and, in certain cases, manufacturer’s representatives with strong industry relationships and expertise in a particular vertical market. In a typical OEM sales cycle, our direct sales personnel first work with a manufacturer to qualify our systems for incorporation into one or more of its products. Initially, the manufacturer may purchase only small quantities of our system. Once a product incorporating our system is introduced and successfully marketed by our OEM customer, purchases of our OEM products in larger volumes may occur.

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

Accounting for Income Taxes. We account for income taxes using a liability approach. Our deferred tax assets consist primarily of net operating loss and credit carryforwards, for which we have provided a full valuation allowance, due to our limited operating history and the unlikelihood that we would realize those assets based on that history. To the extent that we begin to generate significant taxable income, such that it becomes more likely than not that these assets will be recoverable, we will reverse those valuation allowances through income. To the extent that we are unable to operate profitably, our tax assets could expire unutilized. The occurrence of certain events, such as significant changes in ownership interests in Color Kinetics, could result in limitations on the amount of those assets that could be utilized in any given year.

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

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenues (or, in the case of our cost of lighting systems revenues and cost of OEM and licensing revenues, as a percentage of the related revenues), and the percentage change in dollar amounts of such items compared with the corresponding periods in the previous fiscal year:

	Percentage of Total Revenues				Period to Period Change
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Three Months	Nine Months
	2004	2003	2004	2003	Period	Period
Revenues:
Lighting systems	84%	91%	84%	92%	31%	27%
OEM and licensing	16	9	16	8	155	185

Total revenues	100	100	100	100	42	39
Cost of Revenues:
Cost of lighting systems, as a percentage of lighting systems revenues	47	53	49	51	18	21
Cost of OEM and licensing, as a percentage of OEM and licensing revenues	61	47	54	52	234	200
Total cost of revenues	50	52	50	51	35	35

Gross Profit	50	48	50	49	50	43

Operating Expenses:
Selling and marketing	21	22	21	27	30	7
Research and development	8	8	8	9	49	35
General and administrative	16	16	17	16	48	43
Restructuring	—	—	—	1	—	(100)

Total operating expenses	45	46	46	53	39	21

Income (loss) from operations	5	2	4	(4)	322	(249)
Interest income (expense), net	2	0	1	0	3520	579
Equity in earnings of joint venture	1	(2)	1	0	(149)	391

Net income (loss)	8%	0%	6%	(4%)	10563%	(326%)

Revenues. Total revenues increased 42%, from $7.8 million in the third quarter of 2003 to $11.1 million in the third quarter of 2004 and increased 39%, from $21.2 million in the first nine months of 2003 to $29.4 million in the first nine months of 2004.

Lighting systems revenues increased 31%, from $7.1 million in the third quarter of 2003 to $9.3 million in the third quarter of 2004 and increased 27%, from $19.5 million in the first nine months of 2003 to $24.8 million in the first nine months of 2004. Lighting systems revenues in North America increased 46%, from $4.2 million in the third quarter of 2003 to $6.1 million in the third quarter of 2004 and increased 40%, from $11.6 million in the first nine months of 2003 to $16.2 million in the first nine months of 2004. Lighting systems revenues in markets outside North America increased 9%, from $2.9 million in the third quarter of 2003 to $3.1 million in the third quarter of 2004 and increased 8%, from $7.9 million in the first nine months of 2003 to $8.5 million in the first nine months of 2004.

The increases in lighting systems revenues for the third quarter and first nine months of 2004 were primarily attributable to increased worldwide market acceptance of our intelligent solid-state lighting systems and the addition of new products to our product line in prior periods. Growth in sales in North America was also attributable to our ongoing efforts to expand and support our North American manufacturer’s representative network. These factors more than offset declines in sales in the Japanese market to our joint venture partner, Color Kinetics Japan, of $232,000 and $893,000 during the third quarter and first nine months of 2004, respectively, compared to the same periods in the prior year. In addition, sales of branded consumer products declined to zero in the third quarter of 2004, representing a decline of $332,000 and $752,000 in revenues compared to the third quarter and first nine months of 2003, respectively, resulting from our decision in 2003 to discontinue selling these as branded Color Kinetics products and to distribute them instead through our OEM and licensing program.

Our OEM and licensing revenues increased 155%, from $700,000 in the third quarter of 2003 to $1.8 million in the third quarter of 2004 and increased 185%, from $1.6 million in the first nine months of 2003 to $4.7 million in the nine months of 2004. The increases in the three and nine month periods were primarily attributable to increases of $1.0 million and $1.7 million, respectively, in sales of our OEM pool products. At September 30, 2004, we had agreements with 31 OEM and licensing customers compared with 17 such customers at December 31, 2003.

Revenues derived from sales of lighting systems and OEM products to Color Kinetics Japan, the joint venture that distributes our products in Japan, decreased from 16% and 18% of total revenues to 9% and 10% of total revenues in both the third quarter and first nine months of September 30, 2003 and 2004, respectively.

Revenues derived from sales of lighting systems products to Color Kinetics Distribution, Inc., or CKDI, a distributor unaffiliated with us that fulfills smaller orders (generally those having a value less than $10,000), as well as all orders for specifically defined regions of the Canadian marketplace, were less than 10% of total revenues in 2003 and amounted to 11% and 12% of total revenues during the third quarter and first nine months of 2004, respectively.

Gross Profit. Total gross profit increased from $3.7 million in the third quarter of 2003 to $5.6 million in the third quarter of 2004 and from $10.4 million in the first nine months of 2003 to $14.9 million in the first nine months of 2004. The dollar increase was attributable primarily to increased sales, to improved profit margins on certain of our lighting systems products and to increased licensing revenues that more than offset lower margins on our OEM pool lights and sales to CKDI. Gross profit as a percentage of revenues, or gross margin, increased from 48% in the third quarter of 2003 to 50% in the third quarter of 2004 and amounted to 49% and 51% in the first nine months of 2003 and 2004, respectively. Gross margin may vary from period to period depending on relative product mix.

Gross margin from lighting systems increased from 47% in the third quarter of 2003 to 53% in the third quarter of 2004 and increased from 49% in the first nine months of 2003 to 51% in the first nine months of 2004. The increases in the third quarter and first nine months of 2004 compared to the same periods in 2003 are primarily attributable to reduced raw materials and product costs and to an overall more favorable product mix, in part reflecting our decision to discontinue direct distribution of our lower-margin consumer products. Gross margin from lighting systems may vary from period to period depending on relative product mix.

Gross margin from our OEM and licensing business decreased from 53% in the third quarter of 2003 to 39% in the third quarter of 2004 and decreased from 48% in the first nine months of 2003 to 46% in the first nine months of 2004. The decrease in the third quarter of 2004 was primarily attributable to increased sales of lower-margin OEM pool products compared to the third quarter of 2003. The decrease in the first nine months of 2004 compared to the first nine months of 2003 was primarily attributable to lower margin associated with increased sales of our OEM pool products partially offset by an increased percentage of licensing revenues in the first half of 2004. Gross margin for our OEM and licensing business may vary in future periods depending on the mix of higher and lower-margin OEM product revenues and the relative percentage of higher-margin licensing revenues.

Selling and Marketing Expenses. Selling and marketing expenses increased 30% from $1.8 million in the third quarter of 2003 to $2.3 million in the third quarter of 2004 and increased 7%, from $5.8 million in the first nine months of 2003 to $6.2 million in the first nine months of 2004. The increase in dollar amount for the third quarter of 2004 compared to the same period in the prior year was primarily attributed to an increase in commissions to our manufacturer’s representatives as a result of our revenue growth. The decrease in dollar amount for the first nine months of 2004 compared to the same period in 2003 was primarily attributable to unfilled vacancies for sales positions in early 2004 and elimination of direct sales costs associated with our branded consumer products business, offset partially by an increase in commissions to our manufacturer’s representatives as a result of our revenue growth and increased marketing spending on trade shows and other related marketing programs. Certain vacant sales positions were filled in the second quarter of 2004. As a percentage of total revenues, sales and marketing expenses decreased from 23% in the third quarter of 2003 to 21% in the third quarter of 2004 and from 27% in the first nine months of 2003 to 21% in the first nine months of 2004. The declines in selling and marketing expense as a percentage of revenues were attributable primarily to our revenue growth. We plan to further expand our sales force with the hiring of additional sales personnel during the remainder of 2004 and into 2005. As a result, we expect our selling and marketing expenses to increase in dollar amount in subsequent periods.

Research and Development Expenses. Research and development expenses increased 49%, from $594,000 in the third quarter of 2003 to $886,000 in the third quarter of 2004 and 35%, from $1.8 million in the first nine months of 2003 to $2.5 million in the first nine months of 2004. These increases were primarily attributable to increases in our research and development headcount based both in our Boston and China offices, as well as to increased spending on materials and equipment for new product development and testing. As a percentage of total revenues, research and development expenses remained constant at 8% for each of the third quarter periods presented and decreased from 9% in the first nine months of 2003 to 8% in the first nine months of 2004. The decreases in research and development expenses as a percentage of revenues were attributable primarily to our revenue growth. We expect our research and development expenses to increase in dollar amount in subsequent periods, as we devote additional resources to developing new products and technologies and supporting scheduled new product introductions during the remainder of 2004 and into 2005.

General and Administrative Expenses. General and administrative expenses increased 48%, from $1.2 million in the third quarter of 2003 to $1.8 million in the third quarter of 2004 and increased 43% from $3.4 million in the first nine months of 2003 to $4.9 million in the first nine months of 2004. Outside legal expenses increased by $309,000 and $557,000 in the third quarter and first nine months of 2004, respectively, compared to the same periods in the prior year, primarily as a result of increased patent application activity and litigation matters. Stock-based compensation charges increased by $8,000 and $339,000 in the third quarter and first nine months of 2004, respectively, compared to the same periods in the prior year, primarily as a result of options granted to advisory board members, including the impact of acceleration of the remaining unvested portion of such options in June 2004. The remaining increases in general and administrative expenses for the three and nine periods are primarily the result of increased personnel-related costs to support overall growth in the business. We expect our general and administrative expenses to increase in future periods to support our expanding operations, the additional reporting and other obligations associated with our being a public company, and protection of our intellectual property.

Restructuring Expenses. No restructuring expenses were recorded in 2004. The $161,000 of restructuring expenses in 2003 was attributable to an adjustment made to the restructuring reserve established in 2001, to reflect a change in estimate related to the amount of income we expect to receive from the sublease of our vacated space.

Interest Income (Expense), Net. Interest income increased from $5,000 in the third quarter of 2003 to $181,000 in the third quarter of 2004 and from $41,000 in the first nine months of 2003 to $258,000 in the first nine months of 2004, due to higher average cash and cash equivalent balances in 2004. We incurred $3,000 of interest expense in the first half of 2003 and none in 2004, as a result of our repayment of all bank debt in 2003.

Equity in Earnings (Loss) of Joint Venture. Equity in earnings of joint venture increased from a $140,000 loss in the third quarter of 2003 to a $69,000 gain in the third quarter of 2004 and increased from $45,000 in the first nine months of 2003 to $221,000 in the first nine months of 2004. The loss in the third quarter of 2003 was primarily attributed to unrealized losses during that period on open foreign exchange forward contracts that were purchased by Color Kinetics Japan in order to hedge anticipated dollar-denominated purchases. Differences period to period in equity in earnings of Color Kinetics Japan was also attributed to fluctuation in net earnings of Color Kinetics Japan.

Provision for Income Taxes. We recorded no provision for income tax in either 2003 or 2004 due to our net loss carryforward position. At December 31, 2003, we had net loss carryforwards available to offset future taxable income of $31.2 million and federal research and development tax credit carryforwards available to reduce future taxes payable of $526,000. Should it become more likely than not that these assets will be recovered, we would remove the allowances provided, which would have the effect of reducing or eliminating our provision for income tax and possibly creating a tax benefit to earnings.

Liquidity and Capital Resources

At September 30, 2004, we had $40.0 million in cash and equivalents, as well as $15.0 million in short-term investments, representing an increase of $34.3 million compared to our $5.7 million balance of cash and equivalents at December 31, 2003, as well as a $15 million increase in short-term investments over the same time period.

During the first nine months of 2004, we generated $1.6 million of cash from operating activities. The increase in cash flows from operating activities during the first nine months of 2004 as compared to the same period in the prior year was primarily due to higher net income and changes in operating assets and liabilities. Net operating assets increased year over year primarily as a result of increased sales.

Net cash used in investing activities was $15.5 million during the first nine months of 2004, reflecting $15 million used for purchase of short-term investments, with the remaining $500,000 reflecting purchases of property and equipment, primarily computers, a trade show booth for marketing purposes, and tooling and test equipment related to our product development efforts. Short-term investments are composed of a certificate of deposit from a bank purchased with a seven month maturity.

Net cash provided by financing activities was $48.3 million for the first nine months of 2004, primarily attributable to $13.0 million from issuance of preferred stock in January and February of 2004 and $35.2 million of proceeds from our initial public offering of 4,000,000 million shares of common stock in June 2004. In connection with the initial public offering, all 20.4 million shares of then outstanding preferred stock with a carrying value of $61.1 million were converted into 11.1 million shares of common stock. Our previous bank line of credit expired unused in September 2004. We presently have no plans to obtain additional bank financing.

We anticipate that our cash and equivalents and short-term investments at September 30, 2004 will be sufficient to fund our foreseeable cash requirements for at least the next twelve months.

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

In addition, we face a number of risks and challenges, many of which we describe under the heading “Risk Factors” in our Registration Statement on Form S-1. Among the challenges which we think are most significant, and which have in the past, and will in the future affect our financial performance, are the following:

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

Our joint venture, Color Kinetics Japan, has entered into forward currency contracts to hedge anticipated dollar denominated purchases of product from us. These contracts consist solely of forward contracts to acquire dollars at a fixed yen rate. These contracts are reflected on the balance sheet of Color Kinetics Japan at current fair value and cover a notional amount of $7.2 million, settling at various dates through 2010. Our exposure to these contracts is limited to the impact on our proportional share of the income or loss of Color Kinetics Japan. We have provided no guarantees with respect to Color Kinetics Japan, and as a result the maximum loss we would record with respect to our investment would be the carrying value of that investment at any point in time. At September 30, 2004, our investment in Color Kinetics Japan was carried at $536,000.

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

In June 2002, we filed a lawsuit against Super Vision in the United States District Court for the District of Massachusetts. In this litigation, we alleged that certain products of Super Vision, including solid-state architectural lighting fixtures, pool lights and spa lights, infringes four of the patents at issue in Super Vision’s declaratory judgment action; this complaint has been amended to assert infringement of a fifth patent.

Super Vision’s lawsuit in Florida was transferred by the court to the United States District Court for the District of Massachusetts. The cases are in the discovery phase, with discovery closing in January, dispositive motions due in February, and trial expected in the second quarter of 2005. We believe that Super Vision’s claims of invalidity, unenforceability and non-infringement of the patents at issue in our infringement suit against Super Vision, and its claims against us of interference with prospective business relationships, unfair competition, trade disparagement and defamation, are without merit.

On March 4, 2004, Super Vision announced that it had acquired from High End Systems a patent relating to variable color lighting systems. On March 5, 2004, Super Vision filed a lawsuit in the United States District Court for the Middle District of Florida alleging that we have infringed the High End patent and seeking damages of $10.5 million. We had previously investigated the High End patent and concluded that our products and technology do not infringe any valid claim of the patent. Accordingly, we believe that Super Vision’s High End patent lawsuit is without merit and intend to defend against it vigorously. We are now seeking to transfer Super Vision’s High End patent lawsuit to federal court in Massachusetts.

TIR Systems, Ltd.

In December 2003, we filed a lawsuit against TIR Systems Ltd, a Canadian corporation, in the United States District Court for the District of Massachusetts. In this litigation, we alleged that certain products of TIR infringe three patents of Color Kinetics. The Complaint has been amended to add a fourth patent. TIR has filed counterclaims seeking declarations that it does not infringe and that the patents are invalid. We believe that these claims by TIR are without merit. The present scheduling order specifies that all discovery is to be completed by February 2006 and dispositive motions filed by April 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No change.

Items 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

    (b)   Reports on Form 8-K

We filed a report on Form 8-K on August 5, 2004, furnishing, under Item 7, a copy of a press release related to our second quarter financial results, and identifying such press release as required by Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2004	COLOR KINETICS INCORPORATED (Registrant)
	By:	/s/ George G. Mueller
George G. Mueller
Chief Executive Officer

	By:	/s/ David K. Johnson
David K. Johnson
Chief Financial Officer