Form 10-K
period 2004-12-31
COLOR KINETICS INC
filed 2005-03-15
CIK 1048611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50798

———————

COLOR KINETICS INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3391805 (I.R.S. Employer Identification No.)

10 Milk Street, Suite 1100
Boston, Massachusetts 02108
(Address of principal executive offices

Telephone Number: (617) 423-9999

———————

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $.001 par value

Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $121,127,837.

As of February 28, 2005, there were 17,989,656 common shares outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2005 are incorporated by reference into Part III.

COLOR KINETICS INCORPORATED

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

INDEX

PART I

Item 1.

Business

Item 2.

Properties

Item 3.

Legal Proceedings

Item 4.

Submission of Matters to a Vote of Security Holders

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.

Selected Financial Data

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Item 8.

Financial Statements and Supplementary Data

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.

Controls and Procedures

Item 9B.

Other Information

PART III

Item 10.

Directors and Executive Officers of the Registrant

Item 11.

Executive Compensation

Item 12.

Security Ownership of Certain Beneficial Owners and Management

Item 13.

Certain Relationships and Related Transactions

Item 14.

Principal Accounting Fees and Services

PART IV

Item 15.

Exhibits, Financial Statement Schedules

SIGNATURES

EX – 21.1 SUBSIDIARIES OF COLOR KINETICS INCORPORATED

EX – 23.1 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

EX – 23.2 INDEPENDENT AUDITORS’ CONSENT

EX – 31.1 SECTION 302 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

EX – 31.2 SECTION 302 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

EX – 32.1 SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PART I

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Annual Report on Form 10-K contains, and other information provided by Color Kinetics Incorporated or statements made by our directors, officers or employees from time to time may contain, forward-looking statements and information, which involve risks and uncertainties. Actual future results may differ materially. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions and other statements which are other than statements of historical facts. In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,&# 148; “estimates,” “believes,” “contemplates,” “predicts,” “projects,” “continue” and other similar terminology or the negative of these terms. All such forward-looking statements, whether written or oral, are expressly qualified by the cautionary statements contained in this Annual Report on Form 10-K, including those set forth below under the heading “Factors That May Affect Future Results,” and any other cautionary statements which may accompany the forward-looking statements. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements we make.

Item 1. Business

We design, market and license intelligent solid-state lighting systems. Our systems use solid-state semiconductor devices known as light emitting diodes, or LEDs, as the light source. The performance, efficiency and cost of LEDs have been improving rapidly, enabling them to displace traditional light sources, such as incandescent bulbs and NEON, in many applications. Our systems combine the increasing advantages of LEDs as a light source with our patented digital control technology, to create a new category of lighting technology, which we refer to as “intelligent solid-state lighting systems.” Using proprietary digital control methods, such as our patented Chromacore and Chromasic technologies, our intelligent solid-state lighting systems enable customers to achieve dramatic lighting effects, cost savings and other practical benefits not attainable using traditional lighting technology.

Since our founding in 1997, we have invested substantially in research and development in a number of disciplines related to solid-state lighting, including thermal and optical engineering, analog and digital circuit design, network architectures, control software and user interfaces. As a result of this process of continuous innovation, we have developed a broad range of products, services and technologies and have a patent portfolio with 37 issued patents and 130 patent applications pending as of December 31, 2004. We also have an extensive pipeline of new technologies under development. Our patents and patent applications apply to many aspects of solid-state lighting technology, and also apply to many methods of implementing solid-state lighting in a wide variety of markets and applications.

We incorporate our proprietary technology in a wide range of products, including LED lighting devices, digital controllers, software for creating and controlling lighting effects, and related hardware and accessories. We offer our products for sale as individual components, or as complete, integrated lighting systems that include all the elements necessary to create and operate solid-state lighting installations for many types of interior and exterior applications. We sell solid-state lighting modules incorporating our proprietary technology to lighting manufacturers and others on an OEM basis, enabling them to bring the benefits of our technology rapidly to market. We also license our technology on a royalty-bearing basis. We draw upon our domain expertise in electrical, optical, mechanical and thermal engineering to provide applications engineering, integration and technical support services to assist our custome rs in specifying, installing and operating our systems.

We operate in two principal lines of business:

•

Lighting systems: we offer intelligent solid-state lighting systems sold under the Color Kinetics brand for installation in lighting projects where their use has been specified, typically by a designer or architect.

•

OEM and licensing: we offer a standard line of intelligent solid-state lighting modules, custom components and other products that can readily be incorporated by manufacturers in products sold under their own brands. We also license our technology.

We sell our lighting systems and OEM products through our direct sales force and through manufacturer’s representatives and distributors in North America, Asia, Europe, Latin America and the Middle East.

We believe that our proprietary technology will not only continue to provide competitive advantage in many markets where we compete directly, but will also offer increasing opportunities, through our OEM and licensing programs, to reach markets and applications that cannot be served efficiently by our own direct sales force.

To date, we have targeted our sales and marketing primarily in high performance lighting markets, such as architectural, retail and entertainment lighting and electronic signage. In these markets, our customers value highly the flexibility, performance and control that our intelligent solid-state lighting systems offer.

As the performance and cost-effectiveness of LEDs, particularly white light LEDs, continue to improve, we believe that solid-state lighting will increasingly displace traditional lighting technology in applications beyond high performance lighting markets. Because we do not make the LEDs we use in our products, but rather buy them from major semiconductor manufacturers, we expect to benefit from the fierce competition among LED manufacturers to create more powerful and less expensive solid-state lighting devices.

Products and Services

We offer a broad range of intelligent solid-state lighting products and services that are designed to meet the diverse requirements of our customers. Our products combine the advantages of LEDs as a light source with the intelligence of digital control. Each lighting device includes a subassembly typically consisting of red, green and blue LEDs, mounted on a circuit board with a microprocessor. Using our patented Chromacore technology, the microprocessor drives the LEDs to provide millions of colors, controlling all aspects of the illumination, including color, brightness and special effects. Many of our newest products also employ our patent-pending Chromasic technology, in which a custom-designed integrated circuit combines power, communication and control in a single silicon chip, enabling a module approximately the size of a pencil eraser and containing as few as four components to generate billions of color combinations. Our Chromasic technology also provides significantly increased flexibility in addressing and controlling large numbers of lighting addresses. We believe that the patented digital control technology that is embedded in our products enables features, performance and practical benefits that are not available from other vendors.

Products

We offer two principal product lines: lighting systems and OEM modules. Our lighting systems include all the hardware, software and other components necessary to implement dynamic lighting installations in interior or exterior environments. Our OEM products include a standardized line of solid-state modules, custom components and other products that can readily be incorporated by other manufacturers in their products, enabling them to rapidly bring to market the benefits of our proprietary technology. We provide engineering, integration and technical support services to assist our customers in specifying, designing, integrating, installing and operating our systems.

In 2004, we delivered a number of next generation products and technologies including:

•

Digital power processing supply and drive technologies which enable the power supply to be integrated into the lighting unit, eliminating the need for a separate remote power supply. An installer can now run 100 or 240-volt line voltage directly to the light fixture, greatly simplifying installation complexity and reducing cost. This technology, branded Powercore, is incorporated into a number of new products introduced in 2004 including ColorCast 14 and iColor Cove MX.

•

IntelliWhite, a range of intelligent white light products based on the latest generation of high brightness white LEDs, including dimmable and color temperature-controllable linear high output lights that use our new Powercore power processing technology, wall washers, linear lights and replacement bulbs.

•

Advanced Ethernet-based control solutions including enhancements to Light System Manager, our sophisticated authoring and playback system, and Video System Manager, a completely new solution addressing the increasingly broad intersection of lighting and video. Video System Manager employs video-based digital control to produce complex effects and scales to accommodate large lighting installations exceeding thousands of individually controlled LED nodes.

Lighting Systems

Our lighting systems, marketed under the Color Kinetics brand, are typically specified by a lighting designer, architect or interior designer, and are purchased by electrical contractors or project owners for installation. Our lighting systems product line includes lighting devices, digital controllers and software, power and data supplies, peripherals and accessories.

Lighting Devices

We design subassemblies containing varying numbers and types of LEDs in enclosures of different shapes and sizes, to provide lighting devices that offer form factor, brightness, directional characteristics and other attributes that are appropriate for a variety of environments and purposes. We purchase the LEDs we use in our lighting devices from semiconductor manufacturers and combine them with other standard electrical components and enclosures, lenses and other components and subassemblies that are designed specifically for use in our products. Our lighting devices, color changing and white, are available in a range of intensities, physical configurations and price points. Our product line includes the following:

•

indirect color changing cove lights in numerous configurations for alcove, under cabinet and backlighting (iColor Cove, iColor Cove MX, iColor Cove QL, iColor Cove NXT, iColor Cove EC, unoColor Cove);

•

direct-view and indirect view color changing linear lights for interior and exterior accents, contours and highlights (iColor Accent, iColor Fresco);

•

intelligent color changing “string lights” utilizing our Chromasic technology, suitable for interior and exterior illumination of three-dimensional shapes for signage, landscape, alcove and aisle lighting (iColor Flex SL);

•

color changing light tiles utilizing our Chromasic technology for recessed or surface mounting to create intricate, dynamic color light displays on interior and exterior ceilings, walls, facades or other surfaces (iColor Tile FX, iColor Module FX);

•

color changing replacement bulbs designed to be compatible with standard bi-pin and Edison-mount based fixtures (iColor MR, iColor MRg2 LightTro);

•

architecturally-styled interior and exterior color changing flood, spot and linear lights for washing walls and other large surface areas (ColorBlast 12, ColorBlast 6, ColorBurst 6, ColorBurst 4, ColorCast 14);

•

fully submersible color changing spotlights for use in fountains, landscaping, theme parks and marine applications (C-Splash 2);

•

high performance color changing “border lights” that provide far-reaching casts of color for theatrical, entertainment, TV studio and architectural applications (ColorBlaze 72, ColorBlaze 48); and

•

intelligent high-brightness white LED fixtures and lamps that produce high quality white light and consist of wall-washing, cove accents, and replacement lamps (IntelliWhite iW Blast 12, iW Cast 14, iW Profile, iW MR).

Digital Controllers and Software

Control technologies are at the heart of an intelligent solid-state lighting system. The objective of our digital control technology is to provide sophisticated control, easy-to-use interfaces and simplified integration. Our products typically support the DMX communication standard widely used to control theatrical lighting and stage equipment, and are also compatible with Ethernet protocols and other standard computer interfaces, as well as many popular third-party architectural lighting control systems. Our control systems and authoring software eliminate the need for expensive lighting boards and automate the time-consuming process of manually programming each individual lighting address for each step in the progression of the light show.

We offer controller products suitable for applications ranging from small, simple installations to extremely large and complex installations. Our controller and software offerings include:

•

entry-level controllers that allow the user to easily select pre-programmed lighting effects though the push of a button or a twist of the dial, for installations involving smaller numbers of lighting addresses (IntelliWhite iW Scene Controller, ColorDial, Synchronizer, Multi Synchronizer);

•

mid-level digital storage and playback control devices that accept the download of custom lighting shows and play them back, for installations with up to 170 individual lighting addresses (iPlayer 2, Controller Keypad, SmartJack 3);

•

authoring software with a graphical user interface that permits end users to design custom lighting shows on a PC, for download to one of our storage and playback devices or playback directly from a PC (ColorPlay); and

•

advanced control systems, consisting of integrated hardware and software modules, which dramatically reduce the effort involved in designing and playing back intricate, large-scale lighting effects. These Ethernet-based systems are scalable, permitting the control of tens of thousands of individual lighting addresses (Light System Manager, Video System Manager).

Power Supplies, Peripherals and Accessories

We supply a range of power supplies, some including integrated Ethernet capabilities, designed specifically to provide power and send data from digital controllers to our lighting products. Additionally, we provide data enablers, addressing devices, wiring harnesses, power and data cables, adapters and other specialized components for use in installation of our products. We also sell lighting accessories that are used to direct and control the quality of light, particularly in theatrical or entertainment applications. In addition, numerous companies now offer peripherals and accessories specifically designed to be compatible with Color Kinetics products.

OEM Products

We offer a range of intelligent solid-state lighting modules and other products for sale on an OEM basis. Many of the subassemblies and components developed for use in our lighting devices are made available as OEM products. Our OEM offerings include:

•

standardized modules, which we call Digital Light Engines, consisting of LEDs and microprocessors mounted on circuit boards, in various sizes, shapes and brightness configurations (DLE R-101, DLE C-101, DLE C-102, DLE L-101, DLE L-103);

•

replacement bulbs designed to fit into standard bi-pin and Edison-mount based fixtures (iColor MR, iColor MRg2);

•

digital controllers, authoring software and power/data supplies;

•

custom designed subassemblies;

•

components, including microprocessors and LEDs; and

•

consumer novelty products which we previously marketed under the Color Kinetics Sauce brand and now make available under license to OEMs, including battery-operated light wands and other novelty lights, color-changing light jewelry, and color-changing accent lights that plug into standard wall sockets.

OEM customers have incorporated our Digital Light Engines and other OEM products in applications in a variety of industries, including architectural and entertainment lighting, automotive aftermarket, pool and spa, aerospace and gaming. The purchase of a Digital Light Engine or other OEM product may include a license to use any applicable Color Kinetics patents. In most cases, our OEM customers market their products under their own brands. To promote awareness of our proprietary solid-state lighting technology and our brand, our agreements with OEM customers generally require that products that contain our OEM lighting modules, as well as related marketing materials, be labeled with our Chromacore mark, and that products including our licensed technology be identified as licensed by Color Kinetics.

Services

We provide a range of professional services to assist our customers in specifying, designing, installing, and operating our lighting systems. We provide site surveys to assist in the specification of appropriate products, on-site installation supervision services to ensure that the system is properly installed and operational, and programming services using our authoring software tools to create customized light shows. When customers request that we develop specific modifications to our products in response to their specific requirements, we perform these non-recurring engineering services at the customer’s expense. We also offer free-of-charge technical support that includes extensive technical documentation, tutorials, software downloads, development tools and around-the-clock telephone hotline support.

We offer OEM customers technical support services to assist them in successfully integrating our technology in their products. They also receive detailed reference information covering thermal, power, optics, regulatory and other considerations affecting the integration of our OEM products, as well as guidance concerning the use of our authoring products and standard DMX and other control techniques.

Next Generation Products and Technologies

During 2005 we plan to announce a number of new technologies and new and enhanced products that we believe will continue to distance us from our competitors and broaden the market opportunities for our intelligent solid-state lighting systems. Among the most significant of these next generation products and technologies are the following:

•

Further advancements to our Powercore digital power processing supply and drive technologies which enable the power supply to be integrated into the lighting unit, eliminating the need for a separate remote power supply. We incorporated this new digital power processing and drive technology into some of the new products we introduced in 2004 with great customer acceptance, and we plan to introduce significant enhancements to this technology in 2005.

•

Indoor/ outdoor flood lighting products incorporating high output LEDs and using our Powercore digital power processing supply and drive technologies, which will be offered as high output products in extremely small packages

•

Additions to our IntelliWhite range of white light products, including dimmable and color temperature-controllable accent lights, recessed high output lights using our Powercore digital power processing technology, and wall washers, that will advance our presence in task and general illumination markets.

•

Enhanced versions of our advanced authoring software with extended multimedia capabilities, as well as new hardware modules intended to simplify integration with third-party control systems and provide enhanced performance for ultra-large installations.

Markets and Applications

We believe certain key attributes are sought by most customers in all the markets we serve. These include:

•

Flexibility: Lighting and design professionals seek flexibility in designing, locating and installing lighting displays in a variety of interior and exterior environments and on scales ranging from the intimate to the monumental.

•

Performance: Users in these markets require systems that are capable of providing light of varying intensity in a full range of saturated colors that are accurate and consistent over time, and also are robust, reliable and energy-efficient.

Lighting Systems Markets and Applications

The markets for our lighting systems include the traditional markets for color-changing lighting such as theater and entertainment venues. However, many applications for this technology exist in many additional markets.  Our lighting systems have been installed in thousands of end-user sites worldwide, in applications such as the following:

•

Commercial and civic architecture: Our lighting systems are used to differentiate and accentuate architectural elements in a wide variety of corporate offices, public spaces, bridges, monuments, fountains, government facilities, churches, schools, universities, and hospitals.

•

Hospitality: Hotels, casinos, cruise ships, restaurants, bars, and nightclubs add entertainment elements to their properties to attract and retain patrons. Dynamic lighting is an effective tool because much of this industry’s business comes alive in the evening hours.

•

Retail and merchandising: Retailers competing for customer attention add entertainment value to the shopping experience by using dynamic lighting in their overall store design, in visual merchandising programs, and in store window displays.

•

Entertainment, events and theatrical production: Theaters, concert halls, amusement parks, themed environments, and producers of live performances and events make extensive use of dramatic theatrical lighting and appreciate the enhancement dynamic lighting adds to set design, stage lighting and themed displays.

•

TV production:  Studio-based television news programs, game shows and talk shows use dynamic lighting to add excitement, glamour and identity to show set designs and fill lighting.

•

Electronic signage and corporate identity: Signage and point of purchase designers and fabricators use dynamic lighting in projects such as backlit and uplit displays, glass signs, interior or exterior signs, and channel letters.

•

Residential architecture:  Specialty and accent lighting are used in residential projects for applications such as cove, cabinet, under counter and landscape lighting and home theaters.

•

Exhibits, display, and museums:  Dynamic lighting is used in trade show booths and museum displays to highlight featured areas or to add impact and entertainment value to the overall display.

OEM and Licensing Markets and Applications

We seek to establish OEM relationships with companies that we believe are leaders in their respective markets, offer high quality products, have strong product development and distribution capabilities and can rapidly bring to market the benefits of our proprietary technology in markets that are not otherwise served by our direct sales efforts.

We actively seek to license our patents and technology, both in the architectural lighting market and in specialty lighting markets. We typically require that OEM products interoperate with our control systems, consistent with our objective of establishing our control systems as the industry standard for intelligent lighting systems. In our licensing efforts we seek to negotiate attractive royalty rates that reflect the value of our technology and know-how and our patent position. Other factors that influence royalty rates include product margins, committed minimum royalties, fixture prices, the market position of the partner, and other factors. In general, we do not enter into exclusive OEM agreements or licenses except where we believe that a single company has a dominant position in a vertical market.

At December 31, 2004, we had agreements with 29 OEM and licensing customers compared with 17 such customers at December 31, 2003. A partial list of the market segments addressed by our current OEM and licensing customers is as follows:

•

Architectural lighting

•

Automotive aftermarket lighting

•

Entertainment lighting

•

Pool and spa

•

Consumer products

•

Landscape lighting

•

Aerospace

•

Digital entertainment and gaming

We are exploring opportunities in additional vertical markets in which we believe our technology could find ready application. In certain of these markets we have already obtained patents or have patent applications pending to protect the use of our proprietary technology. Potential OEM and licensing markets currently under evaluation include:

•

Agriculture

•

Automotive OEM suppliers

•

Defense systems

•

Machine vision

•

Medicine

•

Photography

•

Salon and beauty

•

Video and display

Intellectual Property Strategy and Technology

Our intellectual property strategy has two elements. We employ a market-driven intellectual property strategy, intended to establish a strong patent position in each of three areas: the color architectural lighting market; other specialty markets for color lighting applications; and the general white light market. We also employ a technology-driven intellectual property strategy, focused on obtaining patents that cover our innovations at all levels, ranging from core technology and products to high-level control systems, complete lighting systems, applications and methods of use.

Our intellectual property strategy is directed by a cross-functional team that includes both of our co-founders and other members of senior management, executives from the OEM and licensing and engineering groups and inside and outside patent counsel. Since our inception, we have sought to build a patent portfolio that will protect our core business and provide high-value licensing potential. Rather than filing short, narrow patent applications on core technologies and products, as is typical of the semiconductor and lighting industries, we generally file extensive patent applications, disclosing many different technologies and market applications in each filing, including not only our own implementations, but also identifiable alternatives and design-around solutions. We have 37 issued patents and 130 pending patent applications, including foreign applications in many jurisdictions.

Fundamental Technology Patents

As an early entrous thermal, power, mechanical and optical aspects of our systems. Our patents and patent applications apply to solid-state lighting implementations using many forms of semiconductor lighting in addition to LEDs, including emerging solid-state technologies such as organic LEDs, fluorescing chemicals, luminescent polymers, and others.

Market-Driven Intellectual Property Strategy

In addition to obtaining patents directed to fundamental technologies used in our products, we also seek patent protection for methods of using our technology in specific markets and applications. For example, in the architectural lighting market, we have patents that are directed to various architectural lighting fixture types, lamps, bulbs, and circuit boards designed to work with architectural lighting fixtures and methods to make solid-state lighting systems compatible with traditional lighting fixtures and wiring. Other vertical markets to which we have directed patents and patent applications include pools and spas, transportation environments, automotive aftermarket lighting and a number of other markets in which we already have, or are pursuing, OEM and licensing relationships.

White Light Technology

A number of our patents that apply to color solid-state lighting in the architectural lighting market and the specialty lighting markets also apply to the white light market, as white light color temperature control is one implementation of general color control. In addition to those relating to white light color temperature control systems, we have patents and patent filings covering, among other things, placing solid-state lighting systems on dimmer circuits and systems for retrofitting solid-state lighting systems into traditional lighting fixtures and sockets.

Intellectual Property Protection

Because the patent position of technology companies involves complex legal, scientific, and factual questions, the issuance, scope, validity and enforceability of patents cannot be predicted with certainty. Issued patents can be challenged, invalidated, or circumvented. Furthermore, others may independently develop alternative products or technologies that compete with our patented products. Thus, our patents may not provide adequate protection against competitors.

In recent years, there has been significant litigation involving patents and other intellectual property rights. We have from time to time been notified of claims alleging that we are or may be infringing patents or intellectual property rights owned by third parties. A company that we sued for patent infringement in 2002, against which we still have litigation pending, subsequently acquired a patent from a third party and sued us for infringement of that patent. We could be sued by other parties for patent infringement in the future. Such lawsuits could subject us to liability for damages and invalidate our proprietary rights. In addition, intellectual property lawsuits may be brought by third parties against OEM and licensing customers that incorporate our intelligent solid-state lighting technology in their products. Plaintiffs in intellectual property cases often seek injunctive relief, sometimes on a preliminary basis before trial, whi ch, if granted, could require us to stop selling products that contain the allegedly infringing intellectual property or take other actions that could be harmful to our business. If we were to be found liable for infringement of proprietary rights of a third party, the amount of damages we might have to pay could be substantial and is difficult to predict.

In addition to being subject to claims by third parties that we infringe their proprietary rights, we have in the past asserted, and may in the future assert, our intellectual property rights by instituting legal proceedings against others. We are currently the plaintiff in two patent infringement lawsuits. We cannot assure you that we will be successful in enforcing our patents in those or any other lawsuits we may commence, and any such litigation could result in a determination that one or more of our patents are invalid or unenforceable.

Whether we are defending the assertion of intellectual property rights against us or asserting our own intellectual property rights against others, such litigation can be complex, costly, protracted and highly disruptive to our business operations by diverting the attention and energies of our management and key technical personnel.

Sales and Marketing

We sell our intelligent solid-state lighting systems and OEM products through our direct sales force and through our global network of manufacturer’s representatives and distributors. At December 31, 2004, our direct sales force consisted of 26 sales professionals. These include direct sales, OEM sales and inside sales representatives, sales managers, and sales support personnel, located at our headquarters in Boston, Massachusetts, United Kingdom, Germany, Hong Kong and China.

The sales channel for our intelligent solid-state lighting systems varies by application. Across applications in North America, we typically use manufacturer’s representatives who call on lighting designers, architects and other specifiers to educate them about the capabilities of our systems, promote the use of our products in particular projects, and assist in the design and implementation phases of the project. Additionally, we typically serve the entertainment niche through dealer/distributors who have expertise in the specialized requirements of the theatrical or television studio environment, and who provide system integration services. Other customers, such as national retailers with multiple locations, are served directly by our sales force.

Our indirect distribution network consists of manufacturer’s representatives throughout North America and dealer/distributors and value added resellers, or VARs, who stock our products and provide integration services in local markets worldwide. We refer smaller orders (generally those having a value less than $10,000), as well as all orders for specifically defined regions of the Canadian marketplace to our distributor Color Kinetics Distribution, Inc., which is not affiliated with Color Kinetics. Distribution in Japan is carried out by Color Kinetics Japan, a joint venture in which we hold a 50% interest. We intend to increase the size of our direct sales force, both domestically and abroad, and to develop relationships with additional dealers, distributors and VARs.

We have developed strong relationships with prominent lighting designers, interior designers, architects and other professionals who design and oversee the installation of advanced lighting systems and influence the opinions and practices of others in the lighting industry. In the OEM market, we have entered into relationships with manufacturers of lighting equipment and related products who are, we believe, leaders in their respective market segments and can offer both significant expertise and broad distribution capabilities in selected target markets. Our relationships with these specifiers, influencers and industry participants enable us to educate the marketplace as to the benefits of our intelligent solid-state lighting systems. They also give us early notice of industry trends and assist us in developing and bringing to market products that are responsive to the evolving needs of the marketplace.

We host educational seminars, distribute product samples for demonstration purposes and make available an extensive portfolio of reference installations that showcase the use of our products by well-known architects and designers in prominent applications in various markets. We also maintain a marketing and marketing communication program, which conducts active media outreach to gain editorial coverage of our products and services in appropriate trade and business publications.

We have been active in solid-state lighting initiatives in industry organizations such as the National Electrical Manufacturers Association, Illumination Engineering Society, and the Entertainment Services and Technology Association. We believe our participation in efforts to standardize the solid-state lighting field will help promote the wider use of solid-state lighting as well as further our standing as a leader in the field. We participate actively in industry events and trade shows and our executives frequently speak at conferences and seminars on subjects related to intelligent solid-state lighting.

Research and Development

Our products require the sophisticated integration of electronics, mechanical engineering, optics, thermal management, integrated circuit design, software and network communications technology. Our scientists and engineers design solid-state lighting modules, lighting devices, power sub-systems, digital controllers, application-specific integrated circuits, microprocessor firmware, applications software and network communications software, among other things.

We conduct separate programs for fundamental technology research and product development. Our fundamental technology research team, which includes one of our co-founders, is augmented by experts in digital control systems, software, electrical, thermal and optical engineering and power systems. Inventions by our fundamental technology research team are captured in patent applications and evaluated for their potential to be embodied in products. The most promising inventions are subjected to a rigorous product development process that includes feasibility analysis, market research and customer feedback. Products that receive market validation in this process are added to our product roadmap and are assigned aggressive engineering and development milestones leading to product introduction.

We perform research and development at our facilities in Boston and in Shenzhen, China. Our research and development expenditures were $3.5 million in 2004, $2.5 million in 2003, and $2.8 million in 2002.

Manufacturing, Distribution and Quality

We use contract manufacturers, primarily in China, to manufacture our products. These contract manufacturers supply all necessary labor and raw materials, other than LEDs and certain other key components. Recognizing the importance of managing our supply relationships through the use of on-site personnel, in early 2003 we opened an office in Shenzhen, China. This office is staffed by engineers and supply chain management and quality specialists, who are able to communicate on a daily basis with our contract manufacturers. We also have a warehouse facility in Shenzhen where we maintain an inventory of LEDs and other critical components, such as the ASICs used in our Chromasic technology. This close communication with our contract manufacturers and local staging of critical components helps us to maintain quality, tightly monitor our supply chain and accelerate our product development cycles.

We employ rigorous quality control procedures, conducting failure mode effect analysis during product design and conducting testing and acceptance of products at the contract manufacturers, including testing and burn-in of all solid-state lighting components to ensure proper function before shipment.

We source LEDs and other standard electronic components from a variety of manufacturers. We depend on a small number of suppliers for certain components critical to the operation of our solid-state lighting systems. For some of these components we have only a single qualified supplier. For example, we currently purchase all the ASICs used in our Chromastic products from a single vendor. We currently are qualifying multiple sources of power LEDs and white LEDs to better assure ourselves of adequate supplies of these components at reasonable costs. The process of identifying a qualified vendor and obtaining components in needed quantities from the new vendor is a time-consuming process, which can take from six to nine months or more. Our systems incorporate standard electronic components and other raw materials that are typically available from a number of vendors. However, we have in the past occasionally experience d delays in delivery or shortages of such components and materials. We typically do not enter into long-term agreements with our vendors, and thus in general have no contractual assurances of continued availability or favorable pricing of components and raw materials utilized in our systems.

One of the most significant challenges in semiconductor lighting markets is color consistency. Despite the efforts of semiconductor manufacturers to increase quality and consistency, LEDs of the same type from a single manufacturer can vary significantly in wavelength and intensity. Manufacturers place groups of similar LEDs in lots, or bins, that have similar color characteristics; however, if only a limited set of high-quality bins are used, then the manufacturer’s yield falls and the unit cost of the device typically increases. To address the need for color consistency while also facilitating the use of LEDs from a wider range of bins, we developed proprietary software, known as Optibin, for grouping LEDs from a wide range of different bins into lighting devices that produce light that is highly consistent from device to device. We license the Optibin software to our LED manufacturers, solely for use in sor ting products for us, so that they can group LEDs from a wider range of bins for us, thus improving quality and reducing our costs.

We also outsource the order fulfillment function for our products. Large orders are fulfilled through a supply chain fulfillment center operated by a third party or by shipment direct from the contract manufacturer. Smaller orders, generally for less than $10,000, in the United States, as well as all orders for specifically defined regions of the Canadian marketplace, are fulfilled through an unaffiliated fulfillment organization, Color Kinetics Distribution, Inc., and in Europe by an unaffiliated distributor.

Certification and Compliance

We have developed and maintained a core competency in certification and listing processes for solid-state lighting systems. We believe we were the first to provide Underwriters Laboratory or UL-listed and UL-classified products for intelligent solid-state lighting. Where appropriate in jurisdictions outside the United States, we obtain other similar national or regional certifications for our products. Our broad knowledge and experience with electrical codes and safety standards has facilitated installation of our products even in municipalities with strict codes. Since existing codes and standards were not created with solid-state lighting systems in mind, we have worked closely with organizations that oversee codes and standards that are germane to solid-state lighting systems. We believe that certification and compliance issues are critical to adoption by customers, and our expertise in these areas provides us with an advantage over competitors.

Competition

In the high performance lighting markets in which we have primarily competed to date for the sale of our intelligent solid-state lighting systems, competition is fragmented. Our systems compete with lighting products utilizing traditional lighting technology provided by many vendors. In addition, we face competition from a smaller number of manufacturers of traditional lighting equipment that have developed one or more solid-state lighting products. In general, each of these competitors has, to date, offered only a limited range of solid-state lighting products, often directed to narrow applications, and none, to our knowledge, is currently able to offer an integrated digital control system such as ours, or the breadth of products and services that we provide.

In the white light market, which we entered in the fourth quarter of 2004, we expect to encounter competition from some of the types of competitors described above. Additionally, to the extent that we seek to introduce white light products for use in general lighting applications, such as retrofit bulbs and lamps for standard fixtures, we expect to encounter competition from large, established companies in the general lighting industry such as General Electric, Matsushita, Osram Sylvania and Philips Lighting, each of which has, we believe, undertaken initiatives to develop white light LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of solid-state lighting systems than we do.

In each of our markets, we anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us by introducing more complete systems that do not infringe our patents.

Employees

As of December 31, 2004, we had 87 full-time employees, including 34 in sales, marketing and licensing, 36 in research and development and product related support service, including product management, engineering, supply chain management and quality and 17 in general and administrative functions. Of these, 72 are employed at our headquarters in Boston, Massachusetts and elsewhere in the United States, and the remainder are employed in the United Kingdom, Germany, Hong Kong, and China. From time to time, we also employ independent contractors and temporary employees to support our general and administrative functions, engineering and supply chain management. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers and other key executives:

Name	Age	Title
Executive Officers
George G. Mueller	34	Chief Executive Officer and Chairman of the Board
William J. Sims	45	President, Chief Operating Officer and Director
Ihor A. Lys, Ph.D.	35	Chief Technology Officer
David K. Johnson	44	Chief Financial Officer, Vice President, Finance and Treasurer
Other Key Executives
Kathryn Pattison	42	Vice President, Marketing
Fritz Morgan	33	Vice President, Engineering
Kevin J. Dowling, Ph.D.	44	Vice President, Strategic Technologies
Mark Coggeshall	43	Vice President, Product and Program Management
Gordon M. Trawick	58	Vice President, Supply Chain Management
William Groener	52	Vice President, North American Sales, Lighting Systems
David Emma	41	Vice President, OEM and Licensing

George G. Mueller co-founded Color Kinetics in 1997 and has served as our Chief Executive Officer and Chairman since inception. Until September 2001, Mr. Mueller also served as our President. Mr. Mueller co-founded, and from 1994 to 1997 served as Chief Operating Officer and director of, Internet Securities Incorporated, a provider of emerging market financial and business information. Mr. Mueller is named as an inventor on twenty-four U.S. and international patents relating to our technology. Mr. Mueller received dual undergraduate degrees in electrical and computer engineering and a minor in fine art from Carnegie Mellon University, and completed courses in the Graduate School of Industrial Administration.

William J. Sims has served as our President and Chief Operating Officer and as a member of our board of directors since September 2001. From 2000 to 2001, Mr. Sims served as President and Chief Executive Officer of e-SIM Inc.’s Live Manuals division. From 1996 to 2000, Mr. Sims served as President of the Zenith Sales Company. From 1985 to 1996, Mr. Sims served in a number of positions at JVC Company of America, most recently as Vice President, Consumer Video Division. Mr. Sims has also served as a director of the Consumer Electronics Association. Mr. Sims earned a B.A. in biological sciences from California State University, Fullerton.

Ihor A. Lys, Ph.D. co-founded Color Kinetics in 1997 and has served as our Chief Technology Officer since inception, in which capacity he has been instrumental in the development of our patented Chromacore and Chromasic technology. Mr. Lys served as our director from 1997 to 2002 and as our Secretary from 1997 to April 2004. Mr. Lys is named as an inventor on twenty-eight U.S. and international patents relating to our technology. Mr. Lys founded, and from 1991 to 1996 was the Chief Executive Officer of, LYS Software, in which capacity he developed and marketed TOFWARE, a mass spectrometry data acquisition software. Mr. Lys earned a B.S., an M.S. and a Ph.D. in electrical and computer engineering from Carnegie Mellon University.

David K. Johnson has served as our Vice President, Finance since 1998 and as our Chief Financial Officer and Treasurer since April 2004. From 1993 to 1997, Mr. Johnson served as Chief Financial Officer at Aimtech Corporation. From 1992 to 1993, Mr. Johnson served as Corporate Controller at New Media Graphics. Mr. Johnson earned a B.A. in economics from the College of the Holy Cross and an M.S. in accounting from Northeastern University.

Kathryn Pattison has served as our Vice President, Marketing since 1998. From 1996 to 1998, Ms. Pattison served as Director of Marketing at Psion PLC, where she led a team responsible for all North American product marketing, marketing communications and public relations efforts. From 1990 to 1996, Ms. Pattison served in numerous market development roles at Apple Computer, Inc. Ms. Pattison earned a dual B.S. degree in marketing and advertising from Syracuse University.

Fritz Morgan has served as our Vice President, Engineering since 2001. From 2000 to 2001, Mr. Morgan served as our Director of Engineering. From 1998 to 2000, Mr. Morgan served as our Engineering Project Manager. Mr. Morgan is named as an inventor on eight U.S. patents relating to our technology. Mr. Morgan earned a B.S. in physics from Clark University and an M.S. in electrical and computer engineering from Carnegie Mellon University.

Kevin J. Dowling, Ph.D. has served as our Vice President, Strategic Technologies since 2000. From 1999 to 2000, Mr. Dowling served as our Director of Engineering. From 1998 to 1999, Mr. Dowling served as Chief Robotics Engineer for PRI Automation, Inc. Mr. Dowling is named as an inventor on seven U.S. patents relating to our technology. Mr. Dowling received a B.S. in mathematics, an M.S. in robotics and a Ph.D. in robotics from Carnegie Mellon University.

Mark Coggeshall has served as our Vice President, Product & Program Management since January 2004. From 2002 to 2003, Mr. Coggeshall served as our Director of Product and Program Management. From 1999 to 2002, Mr. Coggeshall served as Chief Operating Officer and Vice President Professional Services for Blackstone Technology Group. From 1998 to 1999, Mr. Coggeshall served as Director of Product Development for Avid Sports, a digital video editing software company. From 1988 to 1998, Mr. Coggeshall served as the Senior Manager of Product and Program Management at Bose Corporation. Mr. Coggeshall received a B.S. in material science and engineering from Worcester Polytechnic Institute.

Gordon M. Trawick has served as our Vice President, Supply Chain Management since April 2004. From 2002 to March 2004, Mr. Trawick served as a consultant to Color Kinetics. From 1997 to 2002, Mr. Trawick served as Vice President Logistics of Zenith Electronics, Inc. Mr. Trawick earned a B.B.A. in marketing from the University of Oklahoma.

William Groener was appointed as our Vice President, North American Sales, Lighting Systems on June 1, 2004. From 2001 to 2004, Mr. Groener served as Group Vice President of Production Resource Group, LLC, a supplier of entertainment technology equipment and solutions, where he was responsible for sales, operations, finance and administration for three subsidiaries. From 1998 to 2001, Mr. Groener served as Vice President of Systems Group Fourth Phase, a Production Resource Group Company, where he was responsible for sales and project management. From 1984 to 1998, Mr. Groener held a variety of executive positions in the high performance lighting industry. Mr. Groener has also served as a consultant or technical director on numerous theatrical projects for organizations including Walt Disney Imagineering, Boston Shakespeare Co., South Coast Repertory Theatre, Berkshire Theatre Festival, Ensemble Theater Project, Utah Shakespeare Festival and the Williamstown Theatre Festival. Mr. Groener received a B.A. and an M.A. in Design and Theatre Technology from the University of California at Santa Barbara.

David Emma joined Color Kinetics as Vice President, OEM and Licensing. From 2002 to 2004, Mr. Emma served as Vice President of the Communications Modules Division for Integrated Circuits Systems, a provider of silicon timing devices for the communications equipment, consumer, and business electronics industries. From 1999 to 2002, Mr. Emma was Vice President of Sales and Marketing for Micro Networks; a provider of RF and microwave components and subsystems for the communication, networking and wireless industries. Mr. Emma earned a BS in Electrical Engineering from Southeastern Massachusetts University.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.colorkinetics.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The information posted on our web site is not incorporated into this Annual Report.

Item 2. Properties

Our headquarters are located in Boston, Massachusetts, where we lease approximately 45,000 square feet under a lease expiring in August 2007, with a five-year renewal option. We occupy approximately 24,000 square feet of this space, and sublease the balance of this space to an unrelated party under a sublease expiring in August 2007. We expect that these facilities will be adequate to meet our needs through the end of 2005.  If we require additional space thereafter (or, due to more rapid than expected growth, before that date), we believe suitable additional or substitute space will be available as needed. If we choose to vacate our existing headquarters space prior to the scheduled lease expiration, we could incur a charge. We also lease approximately 2,000 square feet of office space used by our manufacturing, supply chain management and quality control personnel and an additional 6 ,600 square feet of warehouse space used for staging of raw materials and finished goods, in Shenzhen, China. The leases for our facilities in China have remaining terms of between six and ten months.

Item 3. Legal Proceedings

Super Vision International, Inc.

In March 2002, Super Vision International, Inc., or Super Vision, filed a lawsuit in the United States District Court for the Middle District of Florida seeking a declaratory judgment that certain of our patents are invalid, that Super Vision’s products do not infringe the patents in question, and that the patents are unenforceable. Super Vision subsequently amended the complaint to add claims for interference with prospective business relationships, trade disparagement and defamation.

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

Super Vision’s lawsuit in Florida was transferred by the court to the United States District Court for the District of Massachusetts.  Discovery has closed. Color Kinetics has moved for summary judgment that its patents are infringed, are valid and are enforceable. Color Kinetics has also moved for summary judgment dismissing Super Vision’s claims for interference with prospective business relationships, trade disparagement and defamation.  Super Vision has moved for summary judgment of invalidity and unenforceability.  We believe that Super Vision’s claims of invalidity, unenforceability and non-infringement of the patents at issue in our infringement suit against Super Vision, and its claims against us of interference with prospective business relationships, trade disparagement and defamation, are without merit.

On March 4, 2004, Super Vision announced that it had acquired from High End Systems a patent relating to variable color lighting systems. On March 5, 2004, Super Vision filed a lawsuit in the United States District Court for the Middle District of Florida alleging that we have infringed the High End patent and seeking damages of $10.5 million. We had previously investigated the High End patent and concluded that our products and technology do not infringe any valid claim of the patent. Accordingly, we believe that Super Vision’s High End patent lawsuit is without merit and intend to defend against it vigorously. Super Vision’s High End patent lawsuit was transferred from Florida to the federal court in Massachusetts.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2004.

[Balance of page intentionally left blank]

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth, for the periods indicated, the range of high and low trade prices for our common stock. Our common stock trades on the NASDAQ National Market under the symbol CLRK. Trading of our common stock commenced on June 22, 2004, following completion of our initial public offering.

Year Ended December 31, 2004	High	Low

Second Quarter	$10.40	$9.27
Third Quarter	17.47	8.15
Fourth Quarter	19.80	11.83

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our shareholders in the near future. As of January 31, 2005, our common stock was held by approximately 142 shareholders of record.

Information related to securities authorized for issuance under equity compensation plans is set forth under Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The following table sets forth selected financial data of our business for the last five years.

(In thousands, except per share data)

	Year Ended December 31
	2004	2003	2002	2001	2000
Revenues	$40,150	$28,849	$20,166	$16,566	$14,172
Income (loss) from operations	1,531	(777)	(7,674)	(14,755)	(8,489)
Basic earnings (loss) per share	0.22	(0.26)	(2.71)	(5.49)	(3.07)
Diluted earnings (loss) per share	0.14	(0.26)	(2.71)	(5.49)	(3.07)
Cash and equivalents and investments	55,220	5,686	7,689	8,294	2,546
Total assets	70,207	18,117	18,631	22,091	15,415
Long-term obligations	628	1,034	1,411	2,056	50
Redeemable convertible preferred stock (1)	—	47,999	47,999	41,115	23,921
Stockholders' equity (deficiency)	63,017	(35,920)	(35,286)	(27,866)	(13,233)

————————

(1)

All shares of redeemable convertible preferred stock were converted to common stock upon closing of our initial public offering in June 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

OEM and licensing: we offer a standard line of intelligent solid-state lighting modules, custom components and other products that are incorporated by manufacturers in products sold under their own brands. We also license our technology on a royalty-bearing basis.

We sell our lighting systems and OEM products through our direct sales force and through distributors and manufacturer’s representatives in North America, Asia, Europe, Latin America, Africa and the Middle East. Licensing arrangements are handled through our direct sales force, often with the involvement of our senior management.

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

Our products are distributed in Japan by Color Kinetics Japan, a joint venture in which we hold a 50% equity interest. An unrelated third party holds the other 50% interest. The terms of our distribution agreement with Color Kinetics Japan are substantially similar to those that we employ with unaffiliated distributors. We account for our investment in Color Kinetics Japan using the equity method of accounting, whereby we record our proportionate share of the income or loss earned by the joint venture. We record revenue from sales to Color Kinetics Japan as revenue from a related party. We eliminate our profit associated with inventory we have sold to Color Kinetics Japan that is held by it at the end of the period. Because Color Kinetics Japan uses the Japanese yen as its functional currency, we translate the results of operations of Color Kinetics Japan into United States dollars using the average rates of exchange during the reporting pe riods. We also record on our balance sheet translation adjustments reflecting the changes in Color Kinetics Japan’s equity measured in dollars resulting from changes in exchange rates and other items of comprehensive income recorded by Color Kinetics Japan.

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

Factors and Trends That Have Affected Our Results of Operations

In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance.

Gross Margins. The gross profit as a percentage of sales, or gross margin, that we realize from the sale of our products varies from product to product. Many factors can influence the gross margins that we are able to achieve, including:

•

factors that affect the prices we can charge, including the features and performance of the products, the nature of the end user and application, and competitive pressures;

•

factors that affect our cost of revenues, including costs of raw materials and components, manufacturing costs and costs of shipping;

•

factors that affect the quality of our products;

•

in the case of our OEM business, the nature of the market served by our OEM customer and expected volume of its sales of our products; and

•

in the case of our licensing business, the extent to which our technology is protected by patents, which influences the royalty rates we can obtain.

We have taken many steps to improve our gross margins since 2002. We have restructured our sales and distribution efforts to concentrate our sales efforts on higher-margin products that can effectively be sold by our direct sales force and our distributors and manufacturer’s representatives. We have taken steps to reduce our costs of raw materials and components whenever possible. We have also acted to improve our supply chain management and quality control processes. We have also sought to expand our higher-margin OEM and licensing business. Maintaining and improving our gross margins is an important priority of management.

Changing Distribution and Sales Models. Since 2002, we have made a number of changes in the way in which we distribute and sell our products which have affected our results of operations. For example, until 2003, we marketed a line of consumer products, including color changing light wands, jewelry and home lighting products, under our own brand. Gross margins on consumer products of this kind are relatively low, and to effectively serve a large consumer market requires substantial sales and marketing resources and distribution capabilities. In 2003, we decided that it would be more profitable for us to discontinue direct marketing of these branded consumer products and instead to license the product designs and related trademarks for manufacture and distribution by others. We have made similar transitions with other products, such as pool lighting and spa lighting products, which we now distribute primarily through OEM channels rath er than directly. We have also transformed the sales and marketing of our lighting systems products so as to make more extensive use of third party manufacturer’s representatives and distributors.

These changes in our distribution and sales models have significantly influenced our revenues, our gross margins and our selling and marketing expenses since 2002. Management will continue to devote substantial time and energy to ensuring that the sales models and channels of distribution that we employ are as efficient, and appropriate to our products, technology and markets, as possible.

Challenges. In addition, we face a number of risks and challenges. Among the challenges which we think are most significant, and which have in the past, and will in the future affect our financial performance, are the following:

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

•

Management of growth: We recognize that if our business plans are successful, we will be required to manage a larger and rapidly growing enterprise. We are also now required to meet the reporting, regulatory and other obligations of a public company. This imposes new burdens on management and involves additional costs that we have not historically borne.

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

We have identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of our consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements herein.

Revenue Recognition. We recognize revenues in connection with sales of our lighting systems and OEM products when all of the following conditions have been met:

•

evidence exists of an arrangement with the customer, typically consisting of a purchase order;

•

our products have been delivered and title and risk of loss has passed to the customer, which typically occurs when a product is shipped under our customary terms, generally FOB shipping point;

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

Stock-Based Compensation. We have historically used the intrinsic value method to account for stock-based compensation provided to employees and the fair value method to account for stock-based compensation to non-employees, such as consultants and members of our advisory board. Under the intrinsic value method, compensation associated with awards of stock or stock options is measured as the difference between the price the employee must pay to exercise the award and the fair value of our common stock on the date compensation is measured, which is generally the date of the award. To date, most awards to employees have had exercise prices equal to the fair value of the common stock on the date of award, and as a result no material compensation charges have been recorded for awards to employees. Under the fair value method, compensation is measured using the estimated fair value of an award, established either through the estimated val ue of the share of stock or, in the case of options, through the use of an option pricing model, such as the Black-Scholes option pricing model. We disclose the difference between the two methods in the notes to our consolidated financial statements, and those differences have been significant. In addition, use of an option pricing model invariably involves assumptions about future events, such as the volatility of the underlying stock and the estimated life of an award. These assumptions are difficult to predict and could generally result in changing levels of compensation expense for these awards in our financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.

We are currently evaluating the two methods of adoption allowed by SFAS No. 123R:  the modified-prospective transition method and the modified-retrospective transition method. We anticipate that adoption of SFAS No. 123R under either method will significantly increase the amount of our stock-based compensation expense. In addition, SFAS No. 123R requires that excess tax benefits related to stock-based compensation expense be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenues (or, in the case of our cost of lighting systems revenues and cost of OEM and licensing revenues, as a percentage of the related revenues), and the percentage change in dollar amounts of such items compared with the corresponding periods in the previous year:

	Percentage of Total Revenues
Year Ended December 31,	2004	2003	2002
Revenues:
Lighting systems	86%	91%	89%
OEM and licensing	14	9	11
Total revenues	100	100	100
Cost of Revenues:
Cost of lighting systems, as a percentage of lighting systems revenues	49	51	62
Cost of OEM and licensing, as a percentage of OEM and licensing revenues	54	56	68
Total cost of revenues	49	51	63
Gross Profit	51	49	37
Operating Expenses:
Selling and marketing	21	26	39
Research and development	9	9	14
General and administrative	17	16	22
Restructuring	—	1	—
Total operating expenses	47	52	75
Income (loss) from operations	4	(3)	(38)
Interest income, net	1	—	1
Equity in earnings of joint venture	1	—	—
Net income (loss)	6	(3)%	(37)%

2004 Compared to 2003

Revenues. Total revenues increased 39%, from $28.9 million in 2003 to $40.2 million in 2004.

Lighting systems revenues increased 31%, from $26.2 million in 2003 to $34.4 million in 2004. Lighting systems revenues in North America increased 41%, from $15.9 million in 2003 to $22.4 million in 2004. Lighting systems revenues in markets outside North America increased 17%, from $10.3 million in 2003 to $12.0 million in 2004.

The increase in lighting systems revenues for 2004 was primarily attributable to increased worldwide market acceptance of our intelligent solid-state lighting systems, the addition of new products to our product line in prior periods, and the continued development of our worldwide sales channels. These factors more than offset a $621,000 decline in lighting systems sales in the Japanese market to our joint venture partner, Color Kinetics Japan, compared to 2003. In addition, sales of branded consumer products were essentially zero in 2004, compared with approximately $1.0 million in 2003. The decline was a result of our decision in 2003 to discontinue selling these as branded Color Kinetics products and to instead pursue distribution opportunities primarily through our OEM and licensing program.

Our OEM and licensing revenues increased 115%, from $2.7 million in 2003 to $5.7 million in 2004. Sales of our OEM pool products increased by $1.4 million to $2.7 million in 2004. Sales to OEM and licensing customers in other markets increased by $1.6 million in 2004 reflecting, in part, the increase in the number of our OEM and licensing customers. At December 31, 2004, we had agreements with 29 OEM and licensing customers compared with 17 such customers at December 31, 2003.

Revenues derived from sales of lighting systems and OEM products to Color Kinetics Japan, the joint venture that distributes our products in Japan, decreased from 17% to 11% of total revenues in 2003 and 2004, respectively.

No other customer accounted for more than 10% of our total revenues in 2003 or 2004.

Revenues derived from sales of lighting systems products to Color Kinetics Distribution, Inc., or CKDI, a distributor unaffiliated with us that fulfills smaller orders (generally those having a value less than $10,000), as well as all orders for specifically defined regions of the Canadian marketplace, increased from 6% to 13% of total revenues in 2003 and 2004, respectively. The increase was primarily the result of our agreement with CKDI beginning in July 2003, therefore resulting in 2004 having twelve months of revenues versus six months in 2003 and, to a lesser degree, to the overall increase in North American lighting systems revenues.

We expect lighting systems revenues to increase in 2005, based on our expectation of further increase in worldwide market acceptance of our intelligent solid-state lighting systems, as well as the addition of new products to our product line.  To accelerate this revenue growth, we have planned a worldwide expansion of our sales force and distribution channels. We expect total revenues for our OEM and licensing business unit to increase in 2005, primarily as a result of increased revenues from our customers in markets outside of the pool industry more than offsetting an expected decline in revenues from our pool customer. Our non-pool revenues are expected to increase as a result of having an increasing number of OEM and licensing customers who have commenced, or will during 2005 commence, commercial shipment of products incorporating our technologies.  In 2005, we expect revenues from our pool customer to decline primarily as a re sult of a change in our business arrangement with this customer. For the majority of 2004, our customer purchased the entire pool light from us. For 2005 we have a new arrangement where our customer now buys select components, which it assembles into a completed pool light, and pays us a defined royalty rate. Though we will receive less revenue per pool light sold by our customer, our margins are expected to be better, and we believe our customer will be more competitively positioned versus other pool lighting alternatives. There can be no assurance that we will be successful in achieving our forecasts and plans or that other factors will not negatively impact our revenues.

Gross Profit. Total gross profit increased from $14.1 million in 2003 to $20.3 million in 2004. Gross profit as a percentage of revenues, or gross margin, increased from 49% in 2003 to 51% in 2004. The dollar increase was attributable primarily to increased sales and to overall improved gross margins, offset partially by a $485,000 increase in our provision for warranty-related costs in 2004 due primarily to estimated costs to replace or repair defective products associated with two isolated product sales in 2004.

Gross margin from lighting systems increased from 49% in 2003 to 51% in 2004. The increase was primarily attributable to reduced raw materials and product costs and to an overall more favorable product mix that more than offset the lower margins on our increased sales to CKDI. Gross margin from lighting systems may vary from period to period depending on a number of factors, most notably product mix, changes in material costs, and the timing of larger deals which, on average, tend to have lower gross margins.

Gross margin from our OEM and licensing business increased from 44% in 2003 to 46% in 2004. The increase was primarily attributable to increased licensing revenues and other higher margin OEM product revenues which more than offset the lower margins on our pool light shipments. Gross margin for our OEM and licensing business may vary in future periods depending on the mix of OEM product revenues and the relative percentage of licensing revenues.

Selling and Marketing Expenses. Selling and marketing expenses increased 12% from $7.6 million in 2003 to $8.5 million in 2004. The increase in dollar amount was primarily attributable to a $390,000 increase in commissions to our manufacturer’s representatives as a result of our revenue growth, as well as a $251,000 increase attributable to our having participated in a larger number of trade shows attended in 2004 compared to 2003, and a $212,000 increase in product samples and evaluation units. As a percentage of total revenues, sales and marketing expenses decreased from 26% in 2003 to 21% in 2004. The decline in selling and marketing expense as a percentage of revenues was attributable to our revenue growth. In 2005, we expect our payroll related expenses to increase as we add personnel primarily in the areas of sales and product management. In addition, we plan to increase our spending on trade show and seminars al ong with other marketing programs that our channel development efforts. In addition, we expect our commissions to our manufacturer’s representatives to increase, commensurate with our expected revenue growth. As a result, we expect our selling and marketing expenses to increase in dollar amount in 2005.

Research and Development Expenses. Research and development expenses increased 42%, from $2.5 million in 2003 to $3.5 million in 2004. The increase was primarily attributable to increases in our research and development headcount based both in our Boston and China offices, as well as increased spending on product development including testing and certification related activities. As a percentage of total revenues, research and development expenses remained constant at 9% for each of the years ended 2003 and 2004. We expect our research and development expenses to increase in dollar amount in subsequent periods, as we devote additional resources to developing new products and technologies and supporting scheduled new product introductions in 2005.

General and Administrative Expenses. General and administrative expenses increased 46%, from $4.6 million in 2003 to $6.7 million in 2004. Outside legal expenses increased by $988,000 in 2004 compared the prior year, primarily as a result of increased patent application activity and patent litigation matters. Stock-based compensation charges increased by $270,000 in 2004 compared to 2003, primarily as a result of options granted to advisory board members, including the impact of acceleration of the remaining unvested portion of such options in June 2004. The remaining increases in general and administrative expenses were primarily the result of increased personnel-related costs to support overall growth in the business as well as expenses related to being a public company. We expect our general and administrative expenses to increase in future periods to support our expanding operations, the current patent litigation p roceedings, the additional reporting and other obligations associated with our being a public company, and the ongoing development and protection of our intellectual property.

Restructuring Expenses. No restructuring expenses were recorded in 2004. The $161,000 of restructuring expenses in 2003 was attributable to an adjustment made to the restructuring reserve established in 2001, to reflect a change in estimate related to the amount of income we expect to receive from the sublease of our vacated space.

Interest Income (Expense), Net. Interest income increased from $50,000 in 2003 to $518,000 in 2004, due to higher average cash, cash equivalent, and investment balances, as well as higher average yields on these investments in 2004. We incurred $3,000 of interest expense in the first half of 2003 and none in 2004, as a result of our repayment of all bank debt in 2003.

Equity in Earnings of Joint Venture. Equity in earnings of joint venture increased from $3,000 earnings in 2003 to $334,000 earnings in 2004. The lower equity in earnings in 2003 was primarily due to higher unrealized losses in 2003, as compared to 2004, on open foreign exchange forward contracts that were purchased by Color Kinetics Japan in order to hedge anticipated dollar-denominated purchases.

Provision for Income Taxes. We recorded no provision for income tax in either 2003 or 2004 due to our net loss carryforward position. At December 31, 2004, we had net loss carryforwards available to offset future taxable income of $26.8 million and federal research and development tax credit carryforwards available to reduce future taxes payable of $656,000. Should it become more likely than not that these assets will be recovered, we would remove the allowances provided, which would have the effect of reducing or eliminating our provision for income tax and possibly creating a tax benefit to earnings.

2003 Compared to 2002

Revenues. Total revenues increased 43%, from $20.2 million in 2002 to $28.8 million in 2003.

Lighting systems revenues increased 45%, from $18.0 million in 2002 to $26.2 million in 2003. This increase is attributable primarily to increased market acceptance of our intelligent solid-state lighting systems, as well as  the addition of new products to our product line and expansion of our manufacturer’s representative network also contributed to the revenue increase. These factors more than offset a decline in sales of branded pool and spa and consumer products, reflecting our decision to discontinue selling these as branded Color Kinetics products and to distribute them instead through our OEM and licensing program.

Our OEM and licensing revenues increased 25%, from $2.1 million in 2002 to $2.7 million in 2003. The increase was attributable to an increase in the number of our OEM and licensing arrangements and to the commencement of larger volume purchases by certain of our OEM and licensing customers. At December 31, 2003, we had agreements with 17 OEM and licensing customers compared with eight such customers at December 31, 2002.

Revenues derived from sales of lighting systems and OEM products to Color Kinetics Japan, our joint venture partner that distributes our products in Japan, remained consistent at 17% of total revenues in 2003 and 2002. No other customer accounted for more than 10% of our total revenues for either 2002 or 2003.

Gross Profit. Total gross profit increased from $7.5 million in 2002 to $14.1 million in 2003. The dollar increase is attributable primarily to increased sales, and also to improved gross margins. Gross profit as a percentage of revenues, or gross margin, increased from 37% in 2002 to 49% in 2003.

Gross margin from lighting systems increased from 38% in 2002 to 49% in 2003. This increase is attributable primarily to an improved product mix, reflecting our decision to discontinue direct distribution of our lower-margin pool and consumer products, as well as to reduced raw materials and product costs, improved freight and inventory management programs, stable manufacturing support expenses and reduced warranty expense as a result of improved product quality.

Gross margin from our OEM and licensing business increased from 32% in 2002 to 44% in 2003. This increase is primarily attributable to shifts in revenue mix, with an increased percentage of higher-margin licensing revenues and fees for engineering services in 2003 as compared with 2002.

Selling and Marketing Expenses. Selling and marketing expenses decreased 3%, from $7.8 million in 2002 to $7.6 million in 2003, representing 39% of total revenues in 2002 and 26% of total revenues in 2003. The decrease in dollar amount is attributable primarily to the elimination of $350,000 of selling expenses which previously supported the sale of our branded consumer products, pool lighting products and spa lighting products. We decided in late 2002 (in the case of our pool and spa products) and early 2003 (in the case of our branded consumer products) that we would no longer market these products directly, and would instead distribute these through our OEM and licensing channels. Sales and marketing expense associated with our OEM and licensing business decreased primarily due to a vacancy in a senior sales position. These decreases were partly offset by increases in selling expenses related to our lighting systems prod ucts, attributable in large part to expansion of our international sales force. These included an increase in payroll-related expense, as well as an increase in travel and other related expenses, which were partly offset by a reduction in variable marketing expenses. Commissions payable to manufacturer’s representatives also increased, reflecting our increasing reliance on this indirect channel. The decline in selling and marketing expenses as a percentage of revenue was attributable primarily to our revenue growth.

Research and Development Expenses. Research and development expenses decreased 13%, from $2.8 million in 2002 to $2.5 million in 2003, representing 14% of total revenues in 2002 and 9% of total revenues in 2003. This decrease was primarily attributable to a $134,000 reduction in payroll-related expenses due to lower headcount levels in our Boston headquarters, a $71,000 reduction in outside contractor fees and a $153,000 reduction in product development expenses attributable to branded consumer products. These decreases were partially offset by increased payroll and related support expenses associated with engineering and design support capabilities now being added to our China location. The decline of research and development expenses as a percentage of revenue was attributable primarily to our revenue growth.

General and Administrative Expenses. General and administrative expenses increased 3%, from $4.5 million in 2002 to $4.6 million in 2003, representing 22% of total revenues in 2002 and 16% of total revenues in 2003. The increase in general and administrative expenses was primarily the result of increased personnel related costs to support overall growth in the business. The decline as a percentage of revenue was attributable to our revenue growth.

Restructuring Expenses. The $161,000 of restructuring expenses in 2003 is attributable to an adjustment made to the restructuring reserve established in 2001, to reflect a change in estimate related to the amount of income we expect to receive from the sublease of our vacated space.

Interest Income (Expense), Net. Interest income decreased from $156,000 in 2002 to $50,000 in 2003, due to lower average cash and cash equivalent balances in 2003. Interest expense decreased from $31,000 in 2002 to $3,500 in 2003, due to a lower outstanding balance on our equipment notes payable in 2003.

Equity in Earnings of Joint Venture. Equity in earnings of joint venture decreased from $85,000 in 2002 to $3,000 in 2003, due to unrealized losses on open foreign exchange forward contracts that were purchased by Color Kinetics Japan in order to hedge anticipated dollar-denominated purchases. These contracts were adversely affected by the decline in the United States dollar in relation to the yen during the second half of 2003. This unrealized loss more than offset improved profits from operations of the joint venture.

Provision of Income Taxes. We recorded no provision for income tax in either 2002 or 2003, due to our generation of tax losses in both years, for which no income statement benefit was recorded as a result of uncertainty about our ability to utilize these losses on a tax return.

Liquidity and Capital Resources

At December 31, 2004, we had $29.2 million in cash and equivalents, as well as $26.0 million in investments, representing an increase of $23.5 million compared to our $5.7 million balance of cash and equivalents at December 31, 2003, as well as a $26.0 million increase in investments over the same time period.

During 2004, we generated $2.1 million of cash from operating activities. The increase in cash flows from operating activities during 2004 as compared to 2003 was primarily due to higher net income and changes in operating assets and liabilities. Net operating assets increased year over year primarily as a result of increased sales.

Net cash used in investing activities was $26.8 million during 2004, reflecting $26.0 million used for purchase of investments, with the remaining $800,000 reflecting purchases of property and equipment, primarily computers, a trade show booth for marketing purposes, and tooling and test equipment related to our product development efforts. Investments are composed of a certificate of deposit from a bank, municipal and U.S. Treasury obligations and corporate debt securities.

Net cash provided by financing activities was $48.3 million for 2004, primarily attributable to $13.0 million from issuance of preferred stock in January and February of 2004 and $35.2 million of net proceeds from our initial public offering of 4,000,000 million shares of common stock in June 2004. In connection with the initial public offering, all 20.4 million shares of then outstanding preferred stock with a carrying value of $61.1 million were converted into 11.1 million shares of common stock. Our previous bank line of credit expired unused in September 2004. We presently have no plans to obtain additional bank financing.

We anticipate that our cash and equivalents and investments at December 31, 2004 will be sufficient to fund our foreseeable cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

We lease certain facilities under non-cancelable operating lease arrangements expiring through August 31, 2007. We entered into a sublease through August 31, 2007 relating to certain vacated space, pursuant to which we expect to receive sublease income that will partially offset the above lease obligations.

Set forth below is information concerning our known contractual obligations as of December 31, 2004 that are fixed and determinable.

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease obligations (1)	$4,775	$1,808	$2,967	$—	$—

———————

(1)

Does not reflect sublease income that we expect to receive during the following periods: less than 1 year, $445,962; 1 to 3 years, $790,599; and 3 to 5 years, $0.00.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.

We are currently evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method.  We anticipate that adoption of

SFAS No. 123R under either method will significantly increase the amount of our stock-based compensation expense. In addition, SFAS No. 123R requires that excess tax benefits related to stock-based compensation expense be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

On November 29, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement 151 is effective for inventory costs incurred during years beginning after June 15, 2005. We do not believe adoption of Statement 151 will have a material effect on our consolidated financial position, results of operations or cash flows.

Factors That May Affect Future Results

Because we have a limited history of profitable operations, it is difficult to evaluate the likelihood that we will maintain profitability in the future.

Prior to 2004 we had never achieved profitability on an annual basis, and our limited operating history makes an evaluation of our future prospects difficult. Since inception, we have incurred significant net losses. We incurred net losses of $14.7 million in 2001, $7.5 million in 2002 and $727,000 in 2003. As of December 31, 2004, we had an accumulated deficit of $33.9 million. We expect our research and development, sales and marketing, and general and administrative expenses to increase. Unless our revenues increase commensurately, we will not be able to continue to operate profitably. If we do not achieve sufficient growth in our revenues or sustain profitability in the future, our stock price may be adversely affected and we may be unable to continue our operations.

If solid-state lighting in general, and our intelligent solid-state lighting systems in particular, do not achieve greater market acceptance, prospects for our growth and profitability may be limited.

Our future success depends on increased market acceptance of solid-state lighting generally, and of our intelligent solid-state lighting systems in particular. Potential customers for the high performance color lighting systems that we currently offer may be reluctant to adopt solid-state lighting as an alternative to traditional lighting technology because of its higher initial cost and relatively low light output in comparison with the most powerful traditional lighting devices, or because of perceived risks relating to its novelty, complexity, reliability and quality, usefulness and cost-effectiveness when compared to other lighting sources available in the market. These factors, along with others discussed below, could also adversely affect demand for the new intelligent white light products that we have begun to introduce, starting in the second half of 2004. If acceptance of solid-state lighting in general, and of our intelligent soli d-state lighting systems in particular, does not continue to grow within the high performance lighting markets that we serve directly, and in the markets that we serve indirectly through our OEM and licensing customers, then opportunities to increase our revenues and operate profitably may be limited.

If advances in LED technology do not continue, we may be unable to increase our penetration of our existing markets or expand into new markets.

We do not design or manufacture LEDs. Our ability to continue penetrating our existing markets and to expand into new markets depends on continued advancements in the design and manufacture by others of LEDs. In the high performance color lighting markets that we currently serve, we rely on continued improvements in the brightness, efficiency and initial cost of color LEDs, particularly high brightness red, green and blue LEDs. In the white light market that we have recently entered with the introduction of our first white light products in 2004, we depend on improvements in the above factors and also in the color characteristics and source life of high brightness white LEDs. The continued development of LED technologies depends on other companies’ research and is out of our control. If advancements in LED technologies occur at a slower pace than we anticipate, or fail to occur at all, we may be unable to penetrate additional markets, our revenues will be significantly reduced, and our future prospects for success may be harmed.

If we are unable to respond effectively as new lighting technologies and market trends emerge, our competitive position and our ability to generate revenues and profits may be harmed.

The emergence of solid-state lighting is transforming the lighting industry. To be successful, we will need to keep pace with rapid changes in lighting technology, changing customer requirements, new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. Development of new products incorporating advanced technology is a complex process subject to numerous uncertainties. We have in the past experienced, and could in the future experience, delays in introduction of new products. If new solid-state lighting devices are introduced that can be controlled by methods not covered by our proprietary technology, or if effective new sources of light other than solid-state devices are discovered, our current products and technology could become less competitive or obsolete. If others develop innovative proprietary lighting technology that is superior to ours, or if we fail to accurately anticipate technology and market trends and respond on a timely basis with our own innovations, our competitive position may be harmed and we may not achieve sufficient growth in our revenues to attain, or sustain, profitability.

We may incur substantial costs or lose important rights as a result of litigation or other proceedings relating to patent and other intellectual property rights.

In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries, including our own. Since many patent applications are retained in secrecy by the U.S. Patent Office until and unless a patent issues, it is not possible for us to know whether U.S. patent applications are pending that would be infringed by the use of our technology or a part thereof, thus substantially interfering with the future conduct of our business. In addition, there may be issued patents in the U.S. or other countries that are pertinent to our business of which we are not aware. We have from time to time been notified of claims that we may be infringing patents or intellectual property rights owned by third parties. A company that we sued for patent infringement in 2002, against which we still have litigation pending, recently acquired a patent from a third party and sued us for infrin gement of that patent, seeking damages of approximately $10.5 million. An adverse judgment in that litigation could harm our financial condition. We could be sued by other parties for patent infringement in the future. Such lawsuits could subject us to liability for damages and invalidate our proprietary rights. In addition, intellectual property lawsuits may be brought by third parties against OEM and licensing customers that incorporate our intelligent solid-state lighting technology in their products.

In addition to being subject to claims by third parties that we infringe their proprietary rights, we have in the past asserted, and may in the future assert, our intellectual property rights by instituting legal proceedings against others. We are currently the plaintiff in two patent infringement lawsuits. We cannot assure you that we will be successful in enforcing our patents in those or any other lawsuits we may commence. Defendants in any litigation we commence to enforce our patents may attempt to establish that our patents are invalid or are unenforceable, as the defendant in one of the patent infringement lawsuits in which we currently are the plaintiff is seeking to do. Thus, any patent litigation we commence could lead to a determination that one or more of our patents are invalid or unenforceable. If a third party succeeds in invalidating one or more of our patents, that party and others could compete more effectively against us. Our ability to derive OEM and licensing revenues from products or technologies covered by the invalidated patent could also be adversely affected.

Whether we are defending the assertion of intellectual property rights against us or asserting our own intellectual property rights against others, such litigation can be complex, costly, protracted and highly disruptive to our business operations by diverting the attention and energies of our management and key technical personnel. As a result, the pendency or adverse outcome of any intellectual property litigation to which we are subject could disrupt our business operations, require the incurrence of substantial costs and subject us to significant liabilities, each of which could severely harm our business.

Plaintiffs in intellectual property cases often seek injunctive relief. Any intellectual property litigation commenced against us could force us to take actions that could be harmful to our business, including the following:

•

stop selling intelligent solid-state lighting systems or using technology that contains the allegedly infringing intellectual property;

•

attempt to obtain a license to the relevant intellectual property, which may not be available on reasonable terms or at all; and

•

attempt to redesign products that embody the allegedly infringing intellectual property.

If we are forced to take any of the foregoing actions, we may be unable to manufacture and sell our intelligent solid-state lighting systems, which could seriously harm our business. We may not be able to develop, license or acquire non-infringing technology under reasonable terms, if at all. These developments would result in an inability to compete for customers and would adversely affect our ability to increase our revenues. The measure of damages in intellectual property litigation can be complex, and is often subjective or uncertain. If we were to be found liable for infringement of proprietary rights of a third party, the amount of damages we might have to pay could be substantial and is difficult to predict.

As is commonplace in technology companies, we employ individuals who were previously employed at other technology companies. To the extent our employees are involved in research areas which are similar to those areas in which they were involved at their former employers, we may be subject to claims that such employees or we have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims.

If we are unable to obtain and maintain patent protection for our technology and otherwise protect our intellectual property, the value of our technology and products will be adversely affected.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. To date, we have 37 issued patents expiring on various dates beginning in 2016. In addition, we own approximately 130 pending patent applications. Because the patent position of technology companies involves complex legal, scientific, and factual questions, the issuance, scope, validity and enforceability of our patents cannot be predicted with certainty. Our issued patents may be invalidated or their enforceability challenged, they may be designed around, and they may not provide us with competitive advantages against others with similar products and technology. Furthermore, others may independently develop similar products or technology or duplicate or design around any technology that we have developed.

We also attempt to protect our proprietary information with contractual arrangements and the use of trade secret laws. Our employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to inventions made by them while in our employ. The protection offered by patents or trade secret laws or by these agreements may not be sufficient to protect our intellectual property and existing or future patents could be challenged, invalidated or circumvented. Moreover, the laws of many foreign countries, including The People’s Republic of China, where our contract manufacturers are located, do not protect our intellectual property rights to the same extent as do the laws of the United States.

If critical components that we currently purchase from a small number of suppliers become unavailable, we may incur delays in shipment, which could damage our business.

We depend on a small number of suppliers for certain components critical to the operation of our solid-state lighting systems. For some of these components, we have only a single qualified supplier. For example, we currently purchase all the application-specific integrated circuits, or ASICs, used in our Chromasic products from a single vendor, which manufactures them to our design. ASICs are specialized semiconductor devices that are designed to efficiently perform a particular task that is required by their intended application. For certain types of LEDs used in our lighting systems, we currently have only one qualified vendor. Our LED vendors include established companies such as Cree, Lumileds Lighting and Osram Opto. However, we currently have no contract with any of these vendors that extends beyond 2004. Cree owns approximately 10% of our outstanding capital stock. We purchased LEDs from Cree for an aggregate amount of approximately $766,000 during 2004, approximately $1.5 million during 2003 and approximately $830,000 during 2002. We believe the terms of our purchases from Cree were no less favorable to us than those we could have obtained from an unaffiliated party, and have received no notice from Cree that it will not continue to supply us with LEDs on similar terms following this offering.

We depend on our single-source vendors to supply critical components in adequate quantities and consistent quality and at reasonable costs. To qualify an alternate supply of single-sourced components and obtain them in needed quantities would be a time-consuming process, which could take six to nine months or more, and there can be no assurance that an adequate alternative source of supply could be found at acceptable cost.

We have in the past experienced shortages of standard electronic components, such as tantalum capacitors (for which there was at the time a worldwide shortage), as well as custom components specific to our products, for which we had a sole source of supply. If our suppliers are unable to meet our demand for critical components at reasonable costs, and if we are unable to obtain an alternative source or the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be harmed. Because we generally rely on purchase orders rather than long-term contracts with our suppliers, we cannot predict with certainty our ability to obtain components in adequate quantities and at acceptable prices in the longer term. If we are unable to obtain components in adequate quantities we may incur delays in shipment or be unable to meet demand for our products, which could harm our revenues an d damage our reputation and our relationships with customers and prospective customers.

If the companies to which we outsource the manufacture of our products fail to meet our requirements for quality, quantity and timeliness, our revenues and reputation in the marketplace could be harmed.

We outsource the manufacture of our intelligent solid-state lighting systems, and do not own or operate a manufacturing facility. We currently depend on a small number of contract manufacturers to manufacture our products at plants in various locations in China. These manufacturers supply all necessary raw materials (other than certain critical components such as LEDs and ASICs, which we procure directly), provide all necessary facilities and labor to manufacture our products, and stock and arrange for transport of our finished goods, generally by ship, to our distributors and customers. In general, our agreements with our contract manufacturers can be terminated by either party at any time. If these companies were to terminate their arrangements with us without adequate notice, or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture and ship our intelligent solid-state lighting products unt il replacement manufacturing services could be obtained. To mitigate these risks, we are currently seeking to qualify multiple contract manufacturers for most of our products. However, to qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process, which can take as long as six to nine months. We cannot assure you that, if it became necessary to do so, we would be able to establish alternative manufacturing relationships on acceptable terms.

Our reliance on contract manufacturers involves certain additional risks, including the following:

•

lack of direct control over production capacity and delivery schedules;

•

lack of direct control over quality assurance, manufacturing yields and production costs;

•

risk of loss of inventory while in transit by ship from China; and

•

risks associated with international commerce with China, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies, risks associated with outbreaks of disease, such as SARS, risks associated with the protection of intellectual property and political and economic instability.

Any interruption in our ability to manufacture and distribute products could result in delays in shipment, lost sales, limited revenue growth and damage to our reputation in the market, all of which would adversely affect our business.

If we are unable to increase production capacity for our products in a timely manner, we may incur delays in shipment and our revenues and reputation in the marketplace could be harmed.

An important part of our business strategy is the expansion of production capacity for our intelligent solid-state lighting systems. We plan to increase production capacity both by adding new contract manufacturers and by expanding capacity with our existing contract manufacturers. Our ability to successfully increase production capacity will depend on a number of factors, including the following:

•

identification and availability of appropriate and affordable contract manufacturers;

•

ability of our current contract manufacturers to allocate more existing capacity to us or their ability to add new capacity quickly;

•

availability of critical components used in the manufacture of our products;

•

establishment of adequate management information systems, financial controls and supply chain management and quality control procedures; and

•

ability of our future contract manufacturers to implement our manufacturing processes.

If we are unable to increase production capacity for our products in a timely manner while maintaining adequate quality, we may incur delays in shipment or be unable to meet increased demand for our products, which could harm our revenues and damage our reputation and our relationships with customers and prospective customers.

Our operations are concentrated in a small number of facilities, and unavailability of one or more of these facilities could interrupt our business.

Our research and development, sales and marketing and administrative activities are concentrated in our headquarters facility in Boston, Massachusetts. All our manufacturing operations are carried out by contract manufacturers at a small number of plants in or near the port city of Shenzhen in the Guangdong Province of China. If, as a result of natural disaster, political unrest, act of terrorism, war, outbreak of disease or other similar event, any of these facilities should be damaged or destroyed or become inaccessible or inoperable, our ability to conduct business could be adversely affected or interrupted entirely.

If demand for our intelligent white light products in the general lighting market fails to emerge, we may not be able to carry out long-term business strategies.

Our long-term business strategy includes penetration of the general lighting market with our intelligent white light solid-state lighting products. Substantial demand may not develop for the use of solid-state lighting in the general lighting market. Obstacles to adoption of solid-state lighting in the general lighting market include the high initial cost of high brightness white LEDs and the need for further advances in brightness, color characteristics and the predicted life of the LEDs before they require replacement, which we refer to as source life. Failure of LED manufacturers to introduce on a timely basis high brightness white light LEDs having satisfactory performance, quality and cost characteristics could delay the further development and enhancement of our white light products, or reduce the attractiveness to potential customers of our white light products incorporating white light LEDs.

In addition, the characteristics of our intelligent solid-state lighting systems that we believe are desired by customers in the high performance color lighting markets that we currently serve may not provide us with competitive advantages in the general lighting market. For example, end-users in the general lighting market may not require the complex, dynamic lighting effects or sophisticated digital control that our systems provide. Similarly, if LED manufacturers are able to develop single LEDs that produce white light of acceptable consistency and color, our digital color control technologies may be of less importance in the general lighting market than in the high performance color lighting market.

We have devoted, and intend to continue to devote, substantial resources to the development of intelligent white light products and technologies suitable for use in the general lighting market. If demand for these products and technologies in the general lighting market does not develop and we do not receive revenue to offset these expenditures, our profitability would be harmed and our ability to carry out our long-term business strategy would be adversely affected.

If we are not able to compete effectively, our prospects for future success will be jeopardized.

In the high performance lighting markets in which we have primarily sold our intelligent solid-state lighting systems, and in the OEM and licensing markets in which we participate, our systems compete with lighting products utilizing traditional lighting technology provided by many vendors. In addition, we face competition from a smaller number of manufacturers, including manufacturers of traditional lighting equipment, that have developed one or more solid-state lighting products. Some of our competitors, particularly those that offer traditional lighting products, are larger companies with greater resources to devote to research and development, manufacturing and marketing than we have.

In the white light market, which we entered in the second half of 2004, we expect to encounter competition from some of the competitors described above. Additionally, to the extent that we seek to introduce white light products for use in general lighting applications, such as retrofit bulbs and lamps for standard fixtures, we expect to encounter competition from large, established companies in the general lighting industry such as General Electric, Matsushita, Osram Sylvania and Philips Lighting, each of which has, we believe, undertaken initiatives to develop white light LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of solid-state lighting systems than we have.

In each of our markets, we anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us by introducing more complete systems that do not infringe our patents.

Our competitors’ lighting technologies and products may be more readily accepted by customers than our products. Additionally, to the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive. If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our revenues and profitability, and our future prospects for success, may be harmed.

As we expand our OEM business, we may be exposed to additional risks beyond those we currently face.

As we seek to increase our revenues from sale of our OEM products, we may be exposed to additional risks beyond those we have historically faced in our lighting systems business. The effort to have our technology designed into an OEM customer’s product typically involves a lengthy sales process and design and engineering review that can consume significant time and resources on our part, with no guarantee of success. Failure to compete successfully with another vendor to have our technology designed into a customer’s OEM product could foreclose opportunities to obtain revenue from that customer on other projects in the future, as the significant costs associated with qualifying a new supplier may make the OEM customer reluctant to change vendors in order to introduce our technology. Our receipt of substantial revenue from an OEM customer is dependent on the success of the OEM customer in introducing and marketing commercial produc ts incorporating our technology, a process over which we have little or no control. It may take several years for an OEM customer to evaluate our technology and to develop and commence volume shipments of products incorporating our technologies. In some cases, such as where we have granted an OEM customer exclusive rights in a particular field, we seek to obtain minimum purchase commitments from the customer. In general, however, our agreements with our OEM customers do not obligate them to purchase, or obligate us to supply, minimum volumes of products. Our failure to obtain new design wins for our OEM products, or delays or lack of success on the part of our OEM customers in introducing and marketing products incorporating our technology, could result in our incurring substantial costs with little or no offsetting revenue, which could harm our revenue and profitability.

If we are unable to manage our growth effectively, our future growth, profitability and liquidity could be adversely affected.

We anticipate significant growth in our business. Our anticipated growth is expected to place significant strain on our limited research and development, sales and marketing, operational and administrative resources. To manage any future growth, we must continue to improve our operational and financial systems and expand, train and manage our employee base. For example, we must implement new modules of our management information system, hire and train new sales representatives and expand our supply chain management and quality control operations. In mid-2004 we hired a new corporate controller and we will need to make other additions to our operations and administrative management teams. If we are unable to manage our growth effectively, our future growth may be limited, we may be unable to operate profitably and we may not be able to effectively pursue our business plan.

We must comply with new regulatory requirements regarding internal control over financial reporting, which will cause us to incur significant costs, and our failure to comply with these requirements could cause our stock price to decline.

Section 404 of the Sarbanes Oxley Act of 2002 requires that we annually evaluate and report on our systems of internal controls and that our independent auditors must report on management’s evaluation of those controls. These requirements will first apply to us in connection with our Annual Report on Form 10-K for 2005. We cannot assure you that there will not in the future be significant deficiencies or material weaknesses in our internal controls that would be required to be reported in that Annual Report or otherwise. A negative reaction by the equity markets to the reporting of a significant deficiency or material weakness could cause our stock price to decline.

We are also spending an increased amount of management time and focus as well as external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure. This has caused us to hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses. These additional expenses could adversely affect our operating results and the market price of our stock could suffer as a result.

In addition, if in the future we acquire companies with weak internal controls, it will take time to get the internal controls of the acquired company up to the same level of operating effectiveness as ours. Our inability to address these risks could negatively affect our operating results.

Changes in the accounting treatment of stock options could adversely affect our results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.  This change in accounting trea tment could materially and adversely affect our reported results of operations, as it is likely that a greater amount of stock-based compensation expense would be charged directly against our reported earnings.

The loss of the services of any members of our key management team could adversely affect our ability to execute our business strategy and, as a result, adversely affect our sales and profitability.

Our success depends to a significant extent on the continued service of our executive officers, including George G. Mueller, our Chief Executive Officer, Ihor A. Lys, our Chief Technical Officer and William J. Sims, our President and Chief Operating Officer, on the continued service of other key management and technical personnel, and on our ability to continue to attract, retain and motivate qualified personnel, particularly experienced engineers. The competition for such employees is intense. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

We have limited experience conducting operations internationally, which may make overseas expansion more difficult and costly than we expect and adversely affect our revenue growth and profitability.

We are continuing to expand our sales and marketing capabilities to accelerate our penetration of the global market for our technologies and products. As a result, we are exposed to differing laws, regulations and business cultures that may adversely impact our business. We may also be exposed to economic and political instability and international unrest. Although we hope to enter into agreements with OEMs, distributors and other resellers that attempt to minimize these risks, there is no assurance that such agreements will be honored or that we will be able to adequately protect our interests.

In 2004, we derived approximately 34% of our revenues from sales to customers outside North America. We intend to expand our international presence in the future. There are many barriers and risks to competing successfully in the international marketplace, including the following:

•

costs of customizing products for foreign countries;

•

foreign currency risks;

•

dependence on local OEMs, distributors and resellers;

•

compliance with multiple, conflicting and changing governmental laws and regulations;

•

longer sales cycles; and

•

import and export restrictions and tariffs.

If we are not able to successfully market, sell and deliver our products and services in international markets, our revenue growth and profitability may be adversely affected.

We rely on Color Kinetics Japan, a joint venture in which we hold a 50% equity interest, to distribute our products in Japan, and inadequate performance of this distributor could substantially reduce our revenues and adversely affect our results of operations.

Our future performance depends in part on our ability to compete successfully in Japan. Most of our sales to date in Japan have been made through Color Kinetics Japan, a joint venture in which we hold a 50% equity interest, which is our exclusive distributor in Japan. An unrelated third party holds the other 50% interest in the joint venture. In 2004, we derived approximately 11% of our revenues from sales of our lighting systems and OEM products to Color Kinetics Japan. We expect that sales to Color Kinetics Japan will continue to represent a significant portion of our revenues in 2005.

Because we do not control the joint venture, its success depends on cooperation with our joint venture partner, and so we cannot ensure that Color Kinetics Japan will commit the resources or take other actions necessary to execute our sales and marketing strategy in Japan. If Color Kinetics Japan fails to provide a high quality of service or suffers serious financial difficulty, then our reputation, and that of our products, in Japan and elsewhere in Asia may be harmed. Our contractual commitments to Color Kinetics Japan may prevent us from quickly establishing new distributors for the Japanese market or from winding up Color Kinetics Japan in the event that we do decide to discontinue our relationship. If Color Kinetics Japan is unsuccessful in selling our products in Japan, we may fail to generate sufficient revenue in the Japanese market and our results of operations and financial condition could be adversely affected.

Our products could contain defects, which could reduce sales of those products or result in claims against us.

Despite testing by us and our customers, errors have been found and may be found in the future in our existing or future products. This could result in, among other things, a delay in the recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationship with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our intelligent solid-state lighting products and would likely harm our business. Some of our products use line voltages of 100 or 240 volts, or are designed for installation in environments such as swimming pools and spas, which involve enhanced risk of electrical shock, injury or death in the event of a short circuit or other malfunction. Defects, integration issues or other performance problems in our intelligent solid-state lighting products could result in personal injury or financial or other damages to our customers or could damage market acceptance of our products. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

If we are unable to obtain additional capital as needed in the future, our growth could be limited and we may be unable to pursue our current business strategy.

We currently anticipate that our available cash resources, including the net proceeds from our recent initial public offering, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. If we decide to accelerate the growth in our operations in response to new market opportunities, or if our revenues grow more slowly than we anticipate or we incur unexpected costs, we may need to raise additional capital. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock, including shares of common stock sold in this offering. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If additional funds become necessary and are not available on terms favorable to us, we may be unable to expand our business or continue to pursue our current business strategy.

The market price of our common stock may be volatile, which could result in substantial losses for investors holding our shares.

The market price of our common stock may be volatile.  Since the completion of our initial public offering in June 2004, the sale price of our common stock has ranged from $8.15 to $19.80. Fluctuations in market price and volume are particularly common among securities of technology companies. As a result, you may be unable to sell your shares of common stock at or above the price you paid for it. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

•

general fluctuations in stock market prices and volume, which are particularly common among highly volatile securities of technology companies like ours;

•

actual or anticipated fluctuations in our quarterly operating results or changes in expectations as to our future financial performance or changes in securities analysts’ estimates of our financial performance;

•

changes in market valuations of similar companies;

•

announcements by us or our competitors of significant products, contracts, acquisitions or strategic partnerships;

•

developments or disputes concerning patents or proprietary rights, including increases or decreases in litigation expense associated with patent lawsuits we have initiated, or in which we have been named as defendants;

•

failure to complete significant sales;

•

additions or departures of key personnel; and

•

sales of our stock by our executive officers.

Because our sales cycles are long and we lack long-term purchase commitments by our customers, forecasting our sales accurately is difficult and our failure to meet expectations for our quarterly revenue could cause our stock price to fall.

We generally do not enter into agreements with our customers obligating them to purchase our intelligent solid-state lighting products. Our business is characterized by short-term purchase orders and shipment schedules and we generally permit orders to be canceled or rescheduled without significant penalty. As a result, forecasting our revenues is difficult. In addition, due to the absence of long-term volume purchase agreements, we forecast our revenues and plan our production and inventory levels based upon our OEM customers, manufacturers’ representatives and distributors demand forecasts, which are highly unpredictable and can fluctuate substantially. If our OEM customers, manufacturers’ representatives or distributors fail to accurately forecast the demand for our products, or fail to accurately forecast the timing of such demand, or are unable to consistently achieve acceptable purchase order terms with their customers, we m ight not meet our forecasts, or those of investors or analysts, for a particular quarter which could cause our stock price to fall.

We could be the subject of securities class action litigation due to future stock price volatility.

The stock market in general, and market prices for the securities of technology companies like ours in particular, recently have experienced extreme volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. Recently, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, our defense of the lawsuit could be costly and divert the time and attention of our management.

Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control of our company.

Provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•

authorizing the issuance of “blank check” preferred stock;

•

providing for a classified board of directors with staggered, three-year terms;

•

providing that directors may only be removed for cause by a two-thirds vote of stockholders;

•

limiting the persons who may call special meetings of stockholders;

•

prohibiting stockholder action by written consent;

•

establishing advance notice requirements for nominations for election to the board of directors and for proposing matters to be submitted to a stockholder vote; and

•

provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with our company or obtaining control of our company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk to which we are subject consists of the risk of loss arising from adverse changes in market interest rates and foreign exchange rates.  Exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and we have policies limiting, among other things, the amount of credit exposure to any one issuer. We limit default risk by purchasing only investment-grade securities.  In addition, we have classified all of our debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk if such investments are held until their maturity date. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments, and cash flows are immaterial.

Our joint venture, Color Kinetics Japan, has entered into forward currency contracts to hedge anticipated dollar denominated purchases of product from us. These contracts consist solely of forward contracts to acquire dollars at a fixed yen rate. These contracts are reflected on the balance sheet of Color Kinetics Japan at current fair value and cover a notional amount of $6.9 million, settling at various dates through 2010. Our exposure to these contracts is limited to the impact on our proportional share of the income or loss of Color Kinetics Japan. We have provided no guarantees with respect to Color Kinetics Japan, and as a result the maximum loss we would record with respect to our investment would be the carrying value of that investment at any point in time. At December 31, 2004, our investment in Color Kinetics Japan was carried at $557,000.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Color Kinetics Incorporated

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Color Kinetics Incorporated and subsidiaries (“the Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Color Kinetics Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 14, 2005

Color Kinetics Incorporated

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2004	2003

ASSETS
CURRENT ASSETS:
Cash and equivalents	$29,198	$5,686
Investments	26,022	—
Restricted cash	604	479
Accounts receivable, net of allowance for doubtful accounts of approximately $429 and$270 in 2004 and 2003, respectively	5,346	4,015
Accounts receivable from related parties	31	30
Inventory	4,730	5,024
Prepaid expenses and other current assets	1,572	429
Total current assets	67,503	15,663
PROPERTY AND EQUIPMENT—at cost:
Computer equipment	1,768	1,503
Furniture and fixtures	800	625
Tooling	1,182	874
Leasehold improvements	1,040	997
Total	4,790	3,999
Less—accumulated depreciation and amortization	(3,643)	(2,934)
Property and equipment—net	1,147	1,065
INVESTMENT IN JOINT VENTURE	557	289
RESTRICTED CASH—Long-term portion	1,000	1,100
TOTAL ASSETS	$70,207	$18,117

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$1,681	$1,483
Accounts payable to related party	48	21
Accrued expenses	1,458	812
Accrued compensation	1,731	1,471
Accrued restructuring	405	426
Accrued warranty	860	404
Deferred revenue	379	387
Total current liabilities	6,562	5,004
ACCRUED RESTRUCTURING	628	1,034
COMMITMENTS AND CONTINGENCIES (Note 11)
REDEEMABLE CONVERTIBLE PREFERRED STOCK, at liquidation value	—	47,999

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, $0.001 par value—authorized, 100,000 and 34,000 shares in 2004 and 2003, respectively; issued and outstanding 17,900 and 2,804 shares in 2004 and 2003, respectively	18	3
Additional paid-in capital	97,059	304
Accumulated other comprehensive income (loss)	(122)	14
Accumulated deficit	(33,938)	(36,241)
Total stockholders’ equity (deficiency)	63,017	(35,920)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$70,207	$18,117

See notes to consolidated financial statements.

Color Kinetics Incorporated

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2003

REVENUES (1):

Lighting systems	$34,435	$26,197	$18,038
OEM and licensing	5,715	2,652	2,128
Total reveunes	40,150	28,849	20,166

COST OF REVENUES:
Lighting systems	16,777	13,286	11,225
OEM and licensing	3,075	1,490	1,447
Total cost of revenues	19,852	14,776	12,672
GROSS PROFIT	20,298	14,073	7,494

OPERATING EXPENSES:
Selling and marketing	8,514	7,615	7,848
Research and development	3,512	2,466	2,826
General and administrative (2)	6,741	4,608	4,494
Restructuring	—	161	—
Total operating expenses	18,767	14,850	15,168
INCOME (LOSS) FROM OPERATIONS	1,531	(777)	(7,674)

INTEREST INCOME, Net:
Interest income	518	50	156
Interest expense	—	(3)	(31)
Total interest income, net	518	47	125
EQUITY IN EARNINGS OF JOINT VENTURE	334	3	85
NET INCOME (LOSS)	$2,383	$(727)	$(7,464)

EARNINGS (LOSS) PER SHARE:
Basic	$0.22	$(0.26)	$(2.71)
Diluted	$0.14	$(0.26)	$(2.71)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	10,906	2,790	2,757
Diluted	17,487	2,790	2,757

(1) Includes revenues from related parties as follows:
Lighting systems	$4,442	$4,913	$3,364
OEM and licensing	—	269	59
Total related party revenues	$4,442	$5,182	$3,423

(2) Includes stock-based compensation as follows:	$346	$76	$—

See notes to consolidated financial statements.

Color Kinetics Incorporated

Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (Loss)

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Accumulated Deficit	Total	Comprehensive Income (Loss)
	Shares	Amount

Balance, January 1, 2002	2,701	$3	$194	$(13)	$(28,050)	$(27,866)

Exercise of stock options	80	—	21	—	—	21
Translation adjustments	—	—	—	23	—	23	$23
Net loss	—	—	—	—	(7,464)	(7,464)	(7,464)

Comprehensive loss	—	—	—	—	—	—	$(7,441)

Balance, December 31, 2002	2,781	3	215	10	(35,514)	(35,286)

Exercise of stock options	23	—	13	—	—	13
Stock-based compensation	—	—	76	—	—	76
Translation adjustments	—	—	—	4	—	4	$4
Net loss	—	—	—	—	(727)	(727)	(727)

Comprehensive loss	—	—	—	—	—	—	$(723)

Balance, December 31, 2003	2,804	3	304	14	(36,241)	(35,920)

Exercise of stock options	22	—	115	—	—	115
Exercise of warrants	5	—	—	—	—	—
Issuance costs of Series F preferred stock	—	—	—	—	(80)	(80)
Conversion of redeemable convertible preferred stock to common stock	11,069	11	61,071	—	—	61,082
Issuance of stock in initial public offering, net of issuance costs of $1,973	4,000	4	35,223	—	—	35,227
Stock-based compensation	—	—	346	—	—	346
Translation adjustments	—	—	—	(114)	—	(114)	$(114)
Unrealized loss on investments	—	—	—	(22)	—	(22)	(22)
Net income	—	—	—	—	2,383	2,383	2,383

Comprehensive income	—	—	—	—	—	—	$2,247

Balance, December 31, 2004	17,900	$18	$97,059	$(122)	$(33,938)	$63,017

See notes to consolidated financial statements.

Color Kinetics Incorporated

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,383	$(727)	$(7,464)
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	709	873	828
Stock-based compensation	346	76	—
Equity in earnings of joint venture	(334)	(3)	(85)
Changes in assets and liabilities:
Accounts receivable	(1,332)	(899)	443
Inventory	294	(1,502)	2,835
Prepaid expenses and other current assets	(1,143)	(113)	(63)
Restricted cash	(25)	676	(612)
Accounts payable	225	(42)	(476)
Accrued expenses	1,362	465	(758)
Deferred revenue	(8)	181	91
Accrued restructuring	(427)	(386)	(111)

Cash flows from operating activities	2,050	(1,401)	(5,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(26,044)	—	—
Purchase of property and equipment	(791)	(519)	(467)

Cash flows from investing activities	(26,835)	(519)	(467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under equipment note payable and line of credit	—	(100)	(1,670)
Proceeds from the exercise of stock options	115	13	21
Proceeds from issuance of redeemable convertible preferred stock - net of issuance costs	13,003	—	6,883
Proceeds from issuance of common stock—net of issuance costs	35,227	—	—

Cash flows from financing activities	48,345	(87)	5,234

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(48)	4	—

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	23,512	(2,003)	(605)

CASH AND EQUIVALENTS—Beginning of year	5,686	7,689	8,294

CASH AND EQUIVALENTS—End of year	$29,198	$5,686	$7,689

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$3	$31

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock	$61,082	$—	$—

See notes to consolidated financial statements.

Color Kinetics Incorporated

Notes to Consolidated Financial Statements

1.  Nature of Business and Basis of Presentation

Nature of Business—Color Kinetics Incorporated, incorporated on September 15, 1997, is a pioneer in the design, marketing and licensing of intelligent solid-state lighting systems. We sell our products through our direct sales force and network of manufacturer’s representatives and distributors.

On June 22, 2004, we completed an initial public offering of 4,000,000 shares of our common stock at a price to the public of $10.00 per share. We received net proceeds from the offering of $35,227,311, after deducting the underwriting discount of $2,800,000 and other direct costs of $1,972,689. We have invested the net proceeds in cash equivalents and investments. In connection with the initial public offering, all 20,381,610 shares of our preferred stock then issued and outstanding were converted into 11,069,031 shares of common stock. Included in the conversion of preferred stock to common stock were 3,484,849 shares of Series F Preferred Stock issued in January and February 2004 for net proceeds of $13,002,687.

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

We are subject to certain risks common to rapidly growing technology-based companies in similar stages of development. Principal risks to us include uncertainty of growth in market acceptance for our products; dependence on advances in lighting technologies; history of losses; ability to remain competitive in response to new lighting technologies; costs to defend, as well as risks of losing, patent and intellectual property rights; reliance on limited number of suppliers; reliance on outsourced manufacture of our products for quality control and product availability; ability to increase production capacity to meet demand for the our products; concentration of our operations in a limited number of facilities; uncertainty of demand for the our products in certain markets; ability to grow our OEM and licensing business segment; ability to manage growth effectively; dependence on key members of our management; limited experience in conducting o perations internationally; and occurrence of defects in our products.

Basis of Presentation

Principles of Consolidation— The consolidated financial statements include the accounts of Color Kinetics Incorporated and its wholly owned subsidiaries. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions and balances have been eliminated in consolidation. We hold a 50% equity interest in a joint venture, Color Kinetics Japan Incorporated (“CK Japan”). This investment is accounted for using the equity method (see Note 9).

2.  Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents and Restricted Cash—We consider all short-term highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents.

We provided to the lessor of our corporate headquarters an irrevocable letter of credit issued by a bank with a defined pay-down provision over the term of the lease. At December 31, 2004 and 2003, $1.0 million and $1.1 million, respectively, was classified as long-term restricted cash and $100,000 and $100,000, respectively, was classified as short-term restricted cash, representing cash held on deposit with a bank to secure the letter of credit.

We also provided letters of credit to one of our contract manufacturers. The amounts set aside under outstanding letters of credit are drawn down as purchase orders are fulfilled. As of December 31, 2004, we had outstanding letters of credit of approximately $504,000.

Amounts deposited to secure these letters of credit are reflected as restricted cash in the accompanying consolidated balance sheets.

Investments

Investments, which consist primarily of a certificate of deposit from a bank, municipal and U.S. Treasury obligations and corporate debt securities purchased with remaining maturities of more than three months, are classified as investments available for sale and stated at fair value. Aggregate unrealized holding gains and losses are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficiency) (see Note 3).

Inventory—Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following, net of reserves as of December 31:

	2004	2003
	(In thousands)

Finished goods	$4,270	$2,973
Raw material components	460	2,051
Total	$4,730	$5,024

To the extent that inventory is considered not saleable or net realizable value has diminished below cost, reserves are provided to reflect the estimated loss. Activity within reserves provided against inventory was as follows for years ended December 31:

	2004	2003	2002
	(In thousands)

Balance, beginning of year	$605	$1,382	$1,278
Provisions in cost of revenues	242	541	1,213
Write-offs against reserves	(393)	(1,318)	(1,109)
Balance, end of year	$454	$605	$1,382

Property and Equipment—Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets (three years for computer equipment, five years for furniture and fixtures, one year for tooling, and the remaining term of the lease for leasehold improvements). Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization is eliminated from the respective accounts and any resulting gains or losses are reflected in operations. Expenditures for repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets—We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the assets. If undiscounted cash flows do not recover the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. In connection with our 2001 restructuring plan (see Note 10), we wrote off certain leasehold improvements related to the abandonment of a portion of our principal office facility. No other impairments have been noted or recorded to date.

Warranty Reserve—Our products are generally warranted against defects for 12 months following purchase. Reserves for potential warranty claims are provided at the time of revenue recognition based on historical claims experience, repair costs and current sales levels. Activity within the reserve was as follows for the years ended December 31:

	2004	2003	2002
	(In thousands)

Balance, beginning of year	$404	$549	$185
Provisions in cost of revenues	821	336	754
Expenditures	(365)	(481)	(390)
Balance, end of year	$860	$404	$549

Revenue Recognition—We recognize revenues in connection with sales of our lighting systems and OEM products when all of the following conditions have been met: (1) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products have been delivered and title and risk of loss has passed to the customer, which typically occurs when a product is shipped under our customary terms, generally FOB shipping point; (3) the amount of revenue to which we are entitled is fixed or determinable; and (4) we believe it is probable that we will be able to collect the amount due to us from our customer. To the extent that one or more of these conditions is not present, we delay recognition of revenue until all the conditions are present. We classify the amount of freight that is invoiced to our customers as revenue, with the corresponding cost classified as cost of revenues.

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

Activity within the allowance for doubtful accounts was as follows for the years ended December 31:

	2004	2003	2002
	(In thousands)

Balance, beginning of year	$270	$469	$319
Provisions in general and administrative expense	231	160	173
Write-offs against allowance	(72)	(359)	(23)
Balance, end of year	$429	$270	$469

Activity within the accrual for sales returns and allowances was as follows for the years ended December 31:

	2004	2003	2002
	(In thousands)

Balance, beginning of year	$200	$242	$558
Provisions against revenues	74	8	(1)
Write-offs against allowance	(7)	(50)	(315)
Balance, end of year	$267	$200	$242

Advertising Costs—We expense advertising costs as incurred. Advertising costs aggregate approximately $184,000, $300,000, and $129,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Income Taxes—Deferred tax assets and liabilities are provided based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized.

Stock-Based Compensation—At December 31, 2004, we had three stock-based compensation plans, which are described in Note 6. We apply the intrinsic value method of accounting for stock options granted to employees, as well as for common stock issued under our 2004 Employee Stock Purchase Plan. We apply the fair value method for stock options and awards granted to non-employees.

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

Had we used the fair value method to measure compensation related to stock awards to employees, pro forma net income (loss) and pro forma earnings per share would have been as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)

Net income (loss) as reported	$2,383	$(727)	$(7,464)
Add: stock-based compensation determined under intrinsic value method for employee awards	21	—	—
Less: pro forma compensation expense related to the ESPP	(55)	—	—
Less: pro forma stock-based compensation expense related to option plans	(357)	(172)	(182)
Pro forma net income (loss)	$1,992	$(899)	$(7,646)

Basic earnings (loss) per share:
As reported	$0.22	$(0.26)	$(2.71)
Pro forma	$0.18	$(0.32)	$(2.77)

Diluted earnings (loss) per share:
As reported	$0.14	$(0.26)	$(2.71)
Pro forma	$0.11	$(0.32)	$(2.77)

The fair value of options and ESPP was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2004	2003	2002

Employee Stock Purchase Plan (1):
Risk-free interest rate	2%	—	—
Volatility	69%	—	—
Dividend yield	0%	—	—
Expected life in years	.6	—	—
Stock Options:
Risk-free interest rate	3.50%	2.96%	3.82%
Volatility	67%	0%	0%
Dividend yield	0%	0%	0%
Expected life in years	4	4	4

——————

(1)  The ESPP was established in 2004; accordingly, valuation factors are not applicable for years prior to 2004.

A weighted average volatility factor of 0.0% was used for option grants prior to our June 22, 2004 initial public offering date.

The weighted average fair value of options granted for the years ended December 31, 2004, 2003 and 2002 was $5.58, $0.50, and $0.44, respectively. The weighted average fair value of the option feature contained in shares awarded under the ESPP for the year ended December 31, 2004 was $3.66.

The Black-Scholes option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of 10 years. However, management believes that the assumptions used and the model applied to value the awards yields a reasonable estimate of the fair value of the grants made under the circumstances.

In 2003 and 2002, we granted options to purchase 5,625 and 61,375 shares of our common stock, respectively, to non-employee advisors. Stock-based compensation expense related to these options was recognized over the four-year vesting period as the services were rendered. For the years ended December 31, 2004 and 2003, we recognized stock-based compensation expense associated with these non-employee advisors of approximately $325,000 and $76,000, respectively. Included in the 2004 compensation charge was approximately $147,000 associated with acceleration of the remaining unvested portion of these options, representing the fair value of the awards on the June 2004 acceleration date.

For purposes of computing stock-based compensation expense, the estimated fair value of non-employee options was determined using the Black-Scholes option-pricing model using quarterly risk-free interest rates ranging from 2.36% to 4.08%, a dividend yield of 0.0%, a weighted average expected life in years of 4 and a volatility factor of 50.0%.

Off-Balance-Sheet Risk and Concentration of Credit Risk—Financial instruments that potentially expose us to concentrations of credit risk primarily consist of cash and equivalents, investments and accounts receivable. We have no significant off-balance-sheet risks such as those associated with foreign exchange contracts, option contracts or other foreign exchange hedging arrangements. With respect to concentration of credit risk, we have cash investment policies which, among other things, limit investments to investment-grade securities.

We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses, and such losses have been within management’s expectations.

During the year ended December 31, 2004, we had two customers, CK Japan and Color Kinetics Distribution, Inc. (an unrelated party), that accounted for 11% and 13% of total revenues, respectively. During the years ended December 31, 2003 and 2002, we had one customer (CK Japan) that accounted for 17% of total revenues in each of the two years. At December 31, 2004, we had two customers that accounted for 17% and 12% of total accounts receivable. At December 31, 2003, we had no customers that accounts for more than 10% of total accounts receivable.

Geographic Information—We have derived its product revenues from sales primarily from customers based in the United States of America, Europe and Asia, as follows:

	Years ended December 31,
Location of Customers	2004	2003	2002
	(In thousands)

United States of America	$26,603	$17,776	$13,476
Asia	8,011	7,773	4,863
Europe	2,832	1,913	1,039
Other	2,704	1,387	788
Total	$40,150	$28,849	$20,166

Substantially all of our long-lived assets are located in the United States of America.

Foreign Currency—The assets and liabilities of our foreign subsidiaries, as well as our investment in CK Japan, are translated from the local functional currency into U.S. Dollars at year-end exchange rates, and revenues and expenses of our foreign subsidiaries are translated at average rates prevailing during the year. Resulting translation adjustments are accumulated as part of accumulated other comprehensive income (loss). Transaction gains or losses are recognized in income or loss currently. Transaction gains and losses are not material for any period presented.

Comprehensive Income (Loss)—Comprehensive income (loss) includes all changes in equity during a period except those resulting from investing by owners and distributions to owners. For the years ended December 31, 2004, 2003 and 2002, comprehensive income (loss) is comprised of our net income (loss) and currency translation adjustments. For the year ended December 31, 2004, comprehensive income also includes unrealized holding losses on our available-for-sale investments.

New Accounting Pronouncements —In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15 , 2005.

We are currently evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method. We anticipate that adoption of SFAS No. 123R under either method will significantly increase the amount of our stock-based compensation expense. In addition, SFAS No. 123R requires that excess tax benefits related to stock-based compensation expense be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

On November 29, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement 151 is effective for inventory costs incurred during years beginning after June 15, 2005. We do not believe adoption of Statement 151 will have a material effect on our consolidated financial position, results of operations or cash flows.

3.  Investments

A summary of our investments available-for-sale by major security type (including $9,076,322 classified as cash equivalents) at December 31, 2004 was as follows:

Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Commercial paper	$8,962	—	—	$8,962
State and municipal obligations	3,000	—	—	3,000
U.S. government obligations	7,969	—	$(22)	7,947
Certificate of deposit	15,099	—	—	15,099
Other investments	90	—	—	90
Total	$35,120	$—	$(22)	$35,098

The fair value of debt securities at December 31, 2004, by contractual maturity, was as follows:

(In thousands)

Due in one year or less	$29,146
Due after one year	5,952
Total	$35,098

4.  Line of Credit

We had a line of credit with a bank under which we were permitted to borrow up to the lesser of $3,000,000 or 80% of qualified accounts receivable, as defined in the agreement. The line of credit expired unused in September 2004, and we presently have no plans to obtain additional bank financing. We had no outstanding borrowings at December 31, 2004 and 2003.

During the years ended December 31, 2003 and 2002, we repaid $100,000 and approximately $1.7 million, respectively, under previous working capital and equipment lines of credit with the bank.

5.  Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock warrants, and redeemable convertible preferred stock using the treasury stock method. Due to our net losses for the years ended December 31, 2003 and 2002, the effect of these items would be antidilutive in those periods and, accordingly, are excluded from the computation. When such shares would be dilutive to the periods presented, preferred shares converted to common shares in connection with our initial public offering on June 22, 2004 (see Note 1) were included in the weighted average computations of diluted earnings per share until the date of actual conversion on an if-converted basis and in the weighted average computations of basic earnings per sh are from the date of such conversion.

For the years ended December 31, 2004, 2003, and 2002, outstanding stock options to purchase approximately, 50,000, 633,000 and 577,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings (loss) per share, because these options were antidilutive.

A reconciliation of shares used in the computation of basic earnings (loss) per share and diluted earnings (loss) per share is as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)

Weighted average shares for basic computation	10,906	2,790	2,757
Potential common shares from:
Options	1,071	—	—
Warrants	425	—	—
Redeemable convertible preferred stock	5,085	—	—
Weighted average shares for diluted computation	17,487	2,790	2,757

On a pro forma basis, earnings (loss) per basic share for the years ended December 31, 2004, 2003, and 2002 would have been $0.15, $(0.05), and $(0.54) per share, respectively, if the conversion of redeemable convertible preferred stock to common stock in connection with our initial public offering had occurred at the beginning of all periods in which such preferred shares were outstanding.

6.  Stockholders’ Equity (Deficiency)

Redeemable Convertible Preferred Stock—In January and February 2004, we issued 3,484,849 shares of Series F Redeemable Convertible Preferred Stock (“Series F Preferred Stock”) at $3.754269 per share. In February 2002 and December 2001, we issued 2,387,202 and 3,451,792 shares of Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”) at $2.8834 per share, respectively. In March 2001, we issued 1,524,633 shares of Series D Redeemable Convertible Preferred Stock at $4.7495 per share. In December 2000, we issued 1,200,744 shares of Series D and D-1 Redeemable Convertible Preferred Stock (“Series D and D-1 Preferred Stock”) at $4.7495 per share. In December 1999, we issued 3,355,897 shares of Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”) at $3.88  per share. In December 1998, we issued 1,020,285 shares of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) at $0.8256 per share and 3,956,208 shares of Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) at $1.1008 per share. All outstanding classes of preferred stock are referred to hereafter as the “Preferred Stock.”

In connection with our initial public offering, all 20,381,610 shares of our preferred stock then issued and outstanding were converted into 11,069,031 shares of common stock.

The following is a summary of share activity for our Preferred Stock, by series:

	A	B	C	D and D-1	E	F	Total
	(In thousands)

Balance - January 1, 2002	1,020	3,956	3,356	2,726	3,452	—	14,510
Issued	—	—	—	—	2,387	—	2,387
Balance - December 31, 2002 and 2003	1,020	3,956	3,356	2,726	5,839	—	16,897
Issued						3,485	3,485
Conversion to common shares	(1,020)	(3,956)	(3,356)	(2,726)	(5,839)	(3,485)	(20,382)
Balance - December 31, 2004	—	—	—	—	—	—	—

The following is a summary of changes in the carrying value, which represents redemption value and liquidation preference, of Preferred Stock, by series:

	A	B	C	D and D-1	E	F	Total
	(In thousands)

Balance - January 1, 2002	$843	$4,355	$13,021	$12,944	$9,953	$—	$41,116
Issued	—	—	—	—	6,883	—	6,883
Balance - December 31, 2002 and 2003	843	4,355	13,021	12,944	16,836	—	47,999
Issued	—	—	—	—	—	13,083	13,083
Conversion to common shares	(843)	(4,355)	(13,021)	(12,944)	(16,836)	(13,083)	(61,082)
Balance - December 31, 2004	$—	$—	$—	$—	$—	$—	$—

Stock Options—We have two shareholder-approved stock option plans: the 1998 Stock Option Plan (“1998 Plan”) and the 2004 Stock Incentive Plan (“2004 Plan”). These plans permit the granting of stock awards to officers, members of the Board of Directors, employees and consultants. The 1998 Plan terminated in 2004 and no further awards may be granted under it, but existing awards remain outstanding in accordance with their terms. Awards under the 2004 Plan may include stock options (both incentive and nonqualified), restricted and unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, and stock appreciation rights. The 2004 Plan authorizes the grant of up to 1,000,000 shares of common stock and includes an “evergreen” feature so that such number will automatically increase on April 7th of each year from 2005 through 2009 by 150,000 shares pe r year. The maximum cumulative number of shares with respect to which awards may be granted under the 2004 Plan is 1,750,000. The options generally vest over four years and have terms of ten years. At December 31, 2004, a total of 1,000,000 options to purchase common stock are issuable under these plans, of which 420,100 shares were available for grant. No awards other than incentive and nonqualified stock options have been granted under the foregoing plans.

The following is a summary of activity under both plans:

	Shares	Exercise Price	Weighted Average Exercise Price
	(In thousands, except per share data)

Outstanding at January 1, 2002	1,309	$0.04 - 9.00	$4.14
Granted	748	3.50	3.50
Exercised	(80)	0.24 - 0.50	0.26
Forfeited	(302)	0.24 - 9.00	4.82
Outstanding at December 31, 2002	1,675	0.04 - 9.00	3.32
Granted	293	3.50 - 4.50	3.78
Exercised	(23)	0.24 - 5.00	0.56
Forfeited	(319)	3.50 - 9.00	3.82
Outstanding at December 31, 2003	1,626	0.04 - 9.00	3.96
Granted	912	6.76 - 16.10	12.88
Exercised	(22)	3.50 - 9.00	5.29
Forfeited	(61)	3.50 - 15.94	4.66
Outstanding at December 31, 2004	2,455	$0.04 - 16.10	$7.24
Exercisable at December 31, 2002	439	$0.04 - 9.00	$2.32
Exercisable at December 31, 2003	716	$0.04 - 9.00	$3.94
Exercisable at December 31, 2004	1,117	$0.04 - 10.00	$4.02

The following table sets forth information regarding options outstanding under both plans at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(In thousands)			(In thousands)

$0.04 - 1.00	139	4.07	$0.37	139	$0.37
3.50	787	7.76	7.76	478	3.50
3.88 - 4.50	95	8.61	8.61	33	4.20
5.00	434	5.05	5.05	362	5.00
6.00 - 9.00	390	8.26	8.26	101	7.71
9.20	20	9.58	9.58	—	—
10.00	25	9.42	9.42	4	10.00
10.80	30	9.42	9.42	—	—
15.94	67	9.82	9.82	—	—
16.10	468	9.96	9.96	—	—
	2,455		$7.24	1,117	$4.02

For options granted prior to our initial public offering on June 22, 2004, our Board of Directors determined the fair value of our common stock in its good faith judgment at each option grant date for grants under the 1998 Plan considering all relevant factors, including financial and operating performance and recent transactions in our capital stock.

Employee Stock Purchase Plan—The 2004 Employee Stock Purchase Plan (“ESPP”), permits eligible employees to purchase up to a maximum of 150,000 shares of our common stock and contains an “evergreen” feature whereby such number shall increase on each of the first five anniversaries of the effective date of this plan by the lesser of 50,000 shares or an amount determined by the Board of Directors. The maximum shares available for issuance and purchase by employees is 400,000. The purchase price is determined as the lesser of 85% of the market value of such shares at the beginning or end of a six-month offering period. However, for the initial offering period of the ESPP, the purchase price was determined based on the lesser of the IPO price of $10.00 per share on June 22, 2004 and the market close price on January 31, 2005. No shares were issued under the ESPP as of December 31, 2004. At December 31, 2004 , 150,000 shares were available and reserved for issuance under the ESPP.

Warrants—In November 1998, we issued two members of our Board of Directors Class A warrants to acquire a total of 410,189 shares of common stock at $2.38 per share, and Class B warrants to acquire a total of 149,149 shares of its common stock at $2.98 per share. The warrants vested 50% upon grant date and the remainder vested monthly over two years following grant date. We computed the fair value for 50% of the warrants using the Black-Scholes option-pricing model. The value of these warrants was immaterial to the financial statements. The remaining 50% of the warrants are for services of members of the Board of Directors and are accounted for using the intrinsic value method. In July 2004, we issued 5,229 shares of common stock in a cashless exercise of Class A and Class B warrants. The remaining warrants outstanding are fully vested at December 31, 2004.

Shares Reserved for Future Issuance—At December 31, 2004, approximately 4,578,000 shares of common stock are reserved for issuance on the exercise of outstanding stock options under the 1998 Plan and warrants, and the issuance of common stock under the 2004 Plan and the ESPP.

7.  Income Taxes

As of December 31, 2004, we had federal net operating loss carryforwards of approximately $26,783,000 available to offset future taxable income, if any. In addition, we have approximately $656,000 of federal research and development tax credits available to reduce future taxes payable. These loss and credit carryforwards and credits expire in varying amounts beginning in 2008 through 2023. The occurrence of certain events, including significant changes in ownership interests, may limit the amount of those assets available to be used in any given year.

The components of the (provision) benefit for income taxes consisted of the following for years ended December 31:

	2004	2003	2002
	(In thousands)

Federal – deferred	$(1,340)	$305	$3,871
State - deferred	(236)	54	683
Decrease (increase) in valuation allowance	1,576	(359)	(4,554)
Balance, end of year	$—	$—	$—

A reconciliation of the federal statutory rate to the effective rate is as follows, for all periods presented:

Federal	34%
State, net of federal benefit	6
Valuation allowance provided	(40)
Effective rate	—%

The components of our net deferred tax assets are as follows at December 31:

	2004	2003
	(In thousands)

Net operating loss carryforwards	$10,713	$12,479
Research and development credits	656	526
Restructuring accrual	414	584
Inventory allowances	182	242
Bad debts and sales return allowances	278	188
Other	491	291
Valuation allowance	(12,734)	(14,310)
	$—	$—

We have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2004 and 2003 because the future realization of such assets is uncertain. The change in the valuation allowance of approximately $(1,576,000) and $359,000 in the years ended December 31, 2004 and 2003, respectively, primarily related to the utilization or creation of tax loss carryforwards.

8.  Retirement Plan

We maintain a 401(k) retirement and savings plan (the “401(k) Plan”) covering all employees. The 401(k) Plan allows each participant to contribute up to 100% of base wages up to an amount not to exceed an annual statutory maximum. We may contribute a discretionary matching contribution. For the years ended December 31, 2004, 2003 and 2002, we made no matching contributions.

9.  Related Party Transactions

In March 2001, we entered into a joint venture agreement with a customer located in Japan to form Color Kinetics Japan. We invested $165,260 and contributed certain intellectual property rights (recorded at carryover basis of $0) in exchange for 50% ownership of the joint venture. We account for this investment using the equity method of accounting, whereby we record our share of the joint venture’s earnings or losses. In addition, we eliminate the profit associated with inventory sold to and held by Color Kinetics Japan at the end of each period. The activity in the investment in the joint venture was as follows for the years ended December 31:

	2004	2003	2002
	(In thousands)

Balance in joint venture, beginning of year	$289	$285	$176
Equity in earnings of joint venture	334	4	85
Translation adjustment and other items of comprehensive income of investment	(66)	—	24
Carrying value of investment, end of year	$557	$289	$285

Summarized unaudited financial information for CK Japan is as follows as of and for the years ended December 31:

	December 31,
	2004	2003
	(In thousands)

Current assets	$7,331	$5,899
Noncurrent assets	1,026	1,093
Current liabilities	7,103	5,258
Noncurrent liabilities	123	1,098

	Year Ended December 31,
	2004	2003	2002
	(In thousands)

Revenues	$12,448	$10,906	$6,596
Gross margin	6,619	5,296	2,370
Income from operations	1,207	1,284	337
Net income	685	7	171

For the years ended December 31, 2004, 2003 and 2002, we recognized revenues from product sales to Color Kinetics Japan of approximately $4,292,000, $5,032,000, $3,364,000, respectively. As of December 31, 2004 and 2003, total accounts receivable outstanding from CK Japan were approximately $25,000 and $0, respectively. As of December 31, 2003, total accounts payable outstanding to Color Kinetics Japan were approximately $22,000, resulting from advance payments made by Color Kinetics Japan prior to product delivery.

In March 2001, we entered into a 12-month supplier agreement with one of our significant stockholders whereby we can purchase certain raw material components that are used in the manufacture of our products. The stockholder’s Chairman served as a member of our Board of Directors from April 2002 to April 2004. During the year ended December 31, 2002, we purchased approximately $1,000,000 of raw materials from the supplier under this agreement. Upon expiration of the agreement, we continued to purchase certain raw material components from the investor on a purchase order basis. During 2004, 2003, and 2002, we purchased approximately $766,000, $1,510,000, and $830,000, respectively, under individual purchase orders. As of December 31, 2004, 2003, and

2002, total accounts payable outstanding to the stockholder were $48,000, $0 and $186,000, respectively. In addition during 2004, we recognized revenues from product sales to this stockholder of approximately $150,000. Accounts receivable from this related party as of December 31, 2004 were approximately $6,000.

For the years ended December 31, 2003 and 2002, we recognized revenues from another of our significant stockholders of approximately $150,000 and $59,000, respectively. Accounts receivable from this related party at December 31, 2003 and 2002 were approximately $30,000 and $46,000, respectively. This stockholder ceased to be a significant stockholder in 2004.

10.  Restructuring

During 2001, we implemented a restructuring plan to reorganize our operations. The restructuring charge of approximately $3,888,000 included severance costs related to the termination of eleven employees of approximately $41,000. Also included in the restructuring charge is an estimated loss of approximately $3,255,000 for the minimum future rent commitment under our office facility lease due to the abandonment of a portion of the leased facility, as well as the write-off of approximately $592,000 of leasehold improvements related to that portion of the lease. These amounts are offset by estimated future sublease income. During 2003, we increased our accrued restructuring liability by approximately $161,000 to reflect changes in estimate related to amounts to be received under the lease payment commitment. Amounts carried on the accompanying balance sheets represent amounts due under leases for abandoned space, net of anticipated sublease i ncome.

The following details the accrued restructuring reserves and related activity in the reserves through December 31, 2004:

	Lease Abandonment Net of Sublease Income	Total
	(In thousands)

Accrued restructuring costs as of January 1, 2002	$2,806	$2,806
Cash paid, net of sublease income received	(961)	(961)
Accrued restructuring costs as of December 31, 2002	1,845	1,845
Total charges to operating expense	161	161
Cash paid, net of sublease income received	(546)	(546)
Accrued restructuring costs as of December 31, 2003	1,460	1,460
Cash paid, net of sublease income received	(427)	(427)
Accrued restructuring costs as of December 31, 2004	$1,033	$1,033

11.  Commitments and Contingencies

Commitments—We lease certain facilities under non-cancelable operating lease arrangements expiring through August 31, 2007. We entered into a sublease through August 31, 2007 relating to certain vacated space, pursuant to which we expect to receive sublease income that will partially offset the above lease obligations.

Set forth below is information concerning our known contractual obligations as of December 31, 2004 that are fixed and determinable.

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease obligations (1)	$4,775	$1,808	$2,967	$—	$—

——————

(1)  Does not reflect sublease income that we expect to receive during the following periods: less than 1 year, $445,962; 1 to 3 years, $790,599; and 3 to 5 years, $0.00.

Rent expense was approximately $984,000, $947,000, and $963,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

To control overall quality, we purchase LED components on behalf of our contract manufacturers. Once these components are sold to the contract manufacturer, the contract manufacturer is responsible to us for any loss incurred prior to completion of the manufacturing process. In connection with our procurement of raw materials transacted with its outsourced contract manufacturers, we have the legal right to set off amounts owed to us from the contract manufacturers against accounts payable owed to the contract manufacturers for manufacture of finished goods inventory.

Contingencies—

Super Vision International, Inc.

In March 2002, Super Vision International, Inc., or Super Vision, filed a lawsuit in the United States District Court for the Middle District of Florida seeking a declaratory judgment that certain of our patents are invalid, that Super Vision’s products do not infringe the patents in question, and that the patents are unenforceable. Super Vision subsequently amended the complaint to add claims for interference with prospective business relationships, trade disparagement and defamation.

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

Super Vision’s lawsuit in Florida was transferred by the court to the United States District Court for the District of Massachusetts. Discovery has closed. Color Kinetics has moved for summary judgment that its patents are infringed, are valid and are enforceable. Color Kinetics has also moved for summary judgment dismissing Super Vision’s claims for interference with prospective business relationships, trade disparagement and defamation. Super Vision has moved for summary judgment of invalidity and unenforceability. We believe that Super Vision’s claims of invalidity, unenforceability and non-infringement of the patents at issue in our infringement suit against Super Vision, and its claims against us of interference with prospective business relationships, trade disparagement and defamation, are without merit.

On March 4, 2004, Super Vision announced that it had acquired from High End Systems a patent relating to variable color lighting systems. On March 5, 2004, Super Vision filed a lawsuit in the United States District Court for the Middle District of Florida alleging that we have infringed the High End patent and seeking damages of $10.5 million. We had previously investigated the High End patent and concluded that our products and technology do not infringe any valid claim of the patent. Accordingly, we believe that Super Vision’s High End patent lawsuit is without merit and intend to defend against it vigorously. Super Vision’s High End patent lawsuit was transferred from Florida to the federal court in Massachusetts.

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

12.  Segments

We operate in two distinct segments. These segments are identified by reference to the manner in which our chief operating decision maker views the business, which is generally by the type of customer each segment serves. The first segment is “Lighting Systems,” which consists primarily of completed products that we have developed and sourced. The second segment is “OEM and Licensing,” which consists primarily of subassemblies sold to original equipment manufacturers for combination with their own developed products and licenses to utilize our technology sold to the same class of customer.

Beginning in 2003, information used internally to evaluate segment performance consists of revenue by segment, gross margin by segment and direct contribution margin by segment. Direct contribution margin includes direct costs normally associated with costs of good sold determined using accounting principles generally accepted in the United States of America and additional direct costs, such as direct selling expenses, included in other expense categories contained in the accompanying statements of operations. Based on available information, we do not generate information regarding indirect costs by segment or assets or cash flows by segment, and hence, such information is not provided below. For the year ended December 31, 2002, it is not practicable for us to generate information regarding direct contribution margin by segment. The information set forth below is prepared in accordance with the accounting principles outlined in Note 1, with the exception that direct costs includes some expenses normally allocated to different expense categories on our consolidated statement of operations. There are no inter-segment transactions.

The following tables set forth segment information for the years ended December 31, 2004, 2003 and 2002, reconciled to our consolidated statement of operations.

Year Ended December 31, 2004	Lighting Systems	OEM and Licensing	Total

Revenues	$34,435	$5,715	$40,150
Cost of revenues	16,777	3,075	19,852
Gross profit	17,658	2,640	20,298
Other direct costs	8,514	753	9,267
Direct contribution margin	$9,144	$1,887	11,031
Reconciling items to income from operations:
Unallocated selling and marketing			1,216
Unallocated research and development			1,543
Unallocated general and administrative			6,741
Income from operations			$1,531

Year Ended December 31, 2003	Lighting Systems	OEM and Licensing	Total

Revenues	$26,197	$2,652	$28,849
Cost of revenues	13,286	1,490	14,776
Gross profit	12,911	1,162	14,073
Other direct costs	6,807	1,263	8,070
Direct contribution margin	$6,104	$(101)	6,003
Reconciling items to loss from operations:
Unallocated selling and marketing			964
Unallocated research and development			1,047
Unallocated general and administrative			4,608
Unallocated restructuring			161
Loss from operations			$(777)

Year Ended December 31, 2002	Lighting Systems	OEM and Licensing	Total

Revenues	$18,038	$2,128	$20,166
Cost of revenues	11,225	1,447	12,672
Gross profit	6,813	681	7,494
Other direct costs	—	—	—
Direct contribution margin	$6,813	$681	7,494
Reconciling items to loss from operations:
Unallocated selling and marketing			7,848
Unallocated research and development			2,826
Unallocated general and administrative			4,494
Loss from operations			$(7,674)

13.  Subsequent Event

Stock Option Grants – Subsequent to December 31, 2004, through February 2005, we granted options to employees to purchase 119,500 shares of our common stock for a weighted average exercise price of $12.28 per share. These options vest over four years.

14.  Selected Quarterly Financial Data (unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2004:
Revenue	$8,218	$10,158	$11,061	$10,713
Gross profit	4,168	5,108	5,580	5,442
Income from operations	165	510	603	253
Net income	329	575	853	626
Diluted earnings per share	0.06	0.04	0.04	0.03
2003:
Revenue	$6,080	$7,295	$7,776	$7,698
Gross profit	2,879	3,786	3,715	3,693
Income from operations	(1,058)	55	143	83
Net income	(868)	83	8	50
Diluted earnings per share	(0.31)	0.01	0.00	0.00

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our management, including our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)  Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information regarding executive officers set forth under the caption “Executive Officers of the Registrant” in Item 1 of this Annual Report is incorporated herein by reference.

The information regarding directors set forth under the caption “Election of Directors” appearing in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2004, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after December 31, 2004, is incorporated herein by reference.

The information regarding our code of ethics and audit committee set forth under the caption “Board of Directors and Committees of the Board” appearing in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2005, which will be filed with the SEC not later than 120 days after December 31, 2004, is incorporated herein by reference.

Item 11.  Executive Compensation

The information set forth under the caption “Executive Compensation” appearing in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2005, which will be filed with the SEC not later than 120 days after December 31, 2004, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “Security Ownership of Certain Holders and Management” appearing in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2005, which will be filed with the SEC not later than 120 days after December 31, 2004, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” appearing in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2005, which will be filed with the SEC not later than 120 days after December 31, 2004, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees and Services” appearing in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2005, which will be filed with the SEC not later than 120 days after December 31, 2004, is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The consolidated financial statements, financial statements schedules and exhibits listed below are filed as part of this report.

(1)

Our consolidated financial statements, the notes thereto and the report of the Registered Public Accounting Firm are included under Item 8 of this Form 10-K.

(2)

The following schedules should be read together with our consolidated financial statements:

Financial statements of Color Kinetics Japan Incorporated (a 50% owned subsidiary not consolidated) as of and for the years ended December 31, 2004 and 2003, together with Independent Auditors’ Report of Deloitte Touche Tohmatsu included as Exhibit 99.1 to this Form 10-K.

Unaudited Statements of Income and of Cash Flows of Color Kinetics Japan Incorporated (a 50% owned subsidiary not consolidated) for the year ended December 31, 2002 included as Exhibit 99.1 to this Form 10-K.

(3)

Exhibits

Documents listed below are being filed as exhibits in this Annual Report on Form 10-K. Documents preceded with an asterisk are not included herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the SEC under the Securities Exchange Act of 1934 (the Act), reference is made to such documents as previously filed as exhibits with the SEC.

Exhibit No.	Description

*3.2	Seventh Amended and Restated Certificate of Incorporation of Color Kinetics Incorporated
*3.4	Second Amended and Restated By-Laws of Color Kinetics Incorporated
*4.1	Specimen certificate for common stock of Color Kinetics Incorporated
*10.1	1998 Incentive and Non-Statutory Stock Option Plan **
*10.2	2004 Employee Stock Purchase Plan **
*10.3	2004 Stock Incentive Plan **
*10.5	Lease Agreement by and between Color Kinetics Incorporated and RAK Old South Associates Limited Partnership, dated as of April 25, 2000
*10.6	Letter from registrant to RAK Group, LLC exercising option to lease additional space, dated June 28, 2000
*10.7	Storage Space Lease Agreement by and between Color Kinetics Incorporated and RAK Old South Associates Limited Partnership, dated April 25, 2000
*10.8	Sublease Agreement by and between Color Kinetics Incorporated and SmartBargains, Inc., dated as of September 24, 2002
*10.9	First Amendment to Sublease Agreement by and between Color Kinetics Incorporated and SmartBargains, Inc., dated as of October 30, 2002
*10.10	Lease by and between Color Kinetics Incorporated and Shenzhen Talfook Chong Industrial Co., LTD dated December 8, 2003
*10.11	Letter from registrant to William J. Sims dated September 14, 2001, stating terms of employment **
*10.12	Loan and Security Agreement by and between Color Kinetics Incorporated and Silicon Valley Bank dated September 2, 2003
*10.13	Letter agreement by and between Color Kinetics Incorporated and William J. Sims, dated September 14, 2001 **
*10.14	Letter agreement by and between Color Kinetics Incorporated and Kevin J. Dowling, dated April 2, 2001 **
*10.15	Letter agreement by and between Color Kinetics Incorporated and David Johnson, dated April 2, 2001 **
*10.16	Letter agreement by and between Color Kinetics Incorporated and Ihor Lys, dated April 2, 2001 **
*10.17	Letter agreement by and between Color Kinetics Incorporated and Fritz Morgan, dated April 2, 2001 **

*10.18	Letter agreement by and between Color Kinetics Incorporated and George Mueller, dated April 2, 2001 **
*10.19	Letter agreement by and between Color Kinetics Incorporated and Kathryn Pattison, dated April 2, 2001 **
*10.20	Joint Venture Agreement by and between Color Kinetics Incorporated, Yamagiwa Corporation, ALS Incorporated and Color Kinetics Japan Incorporated, dated as of April 2, 2001
21.1	List of subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Independent Auditors’ Consent for Color Kinetics Japan Incorporated
31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – George G. Mueller.
31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – David K. Johnson
31.3	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	Financial statements of Color Kinetics Japan Incorporated

——————

*    Incorporated by reference to the similarly numbered exhibit to our Registration Statement on Form S-1, File   No. 333-114386.

**  Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2005.

COLOR KINETICS INCORPORATED

By: /s/ GEORGE G. MUELLER
George G. Mueller
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ GEORGE G. MUELLER
George G. Mueller	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ DAVID K. JOHNSON
David K. Johnson	Chief Financial Officer,Vice President, Finance and Treasurer (Principal Financial and Accounting Officer)
/s/ WILLIAM J. SIMS
William J. Sims	President, Chief Operating Officer and Director
/s/ NOUBAR B. AFEYAN
Noubar B. Afeyan	Director
/s/ ELISABETH ALLISON
Elisabeth Allison	Director
/s/ GARO H. ARMEN
Garo H. Armen	Director
/s/ MICHAEL HAWLEY
Michael Hawley	Director
/s/ JAMES F. O’CONNOR
James F. O’Connor	Director