Form 10-Q
period 2005-03-31
COLOR KINETICS INC
filed 2005-05-11
CIK 1048611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the Quarterly Period Ended March 31, 2005

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

Telephone Number: (617) 423-9999
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑

As of April 30, 2005, there were 18,124,555 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

COLOR KINETICS INCORPORATED
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2005
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Color Kinetics Incorporated

Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and equivalents	$20,121	$26,198
Investments	32,770	29,022
Restricted cash	331	604
Accounts receivable, net of allowance for doubtful accounts of approximately $461 and $429 in 2005 and 2004, respectively	5,882	5,346
Accounts receivable from related parties	116	31
Inventory	6,971	4,730
Prepaid expenses and other current assets	1,593	1,572

Total current assets	67,784	67,503
PROPERTY AND EQUIPMENT—net	1,189	1,147
INVESTMENT IN JOINT VENTURE	620	557
RESTRICTED CASH—Long-term portion	1,000	1,000

TOTAL ASSETS	$70,593	$70,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,946	$1,681
Accounts payable to related party	41	48
Accrued expenses	1,354	1,458
Accrued compensation	903	1,731
Accrued restructuring	400	405
Accrued warranty	731	860
Deferred revenue	441	379

Total current liabilities	5,816	6,562

ACCRUED RESTRUCTURING	532	628

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value	18	18
Additional paid-in capital	97,654	97,059
Accumulated other comprehensive loss	(161)	(122)
Accumulated deficit	(33,266)	(33,938)

Total stockholders’ equity	64,245	63,017

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,593	$70,207

See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated

Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Lighting systems (1)	$9,639	$6,758
OEM and licensing	1,877	1,459

Total revenues	11,516	8,217
COST OF REVENUES:
Lighting systems	4,643	3,366
OEM and licensing	901	682

Total cost of revenues	5,544	4,048

GROSS PROFIT	5,972	4,169

OPERATING EXPENSES:
Selling and marketing	2,420	1,828
Research and development	1,032	800
General and administrative (2)	2,227	1,375

Total operating expenses	5,679	4,003
INCOME FROM OPERATIONS	293	166
INTEREST INCOME	339	31
EQUITY IN EARNINGS OF JOINT VENTURE	40	133

NET INCOME	$672	$330

EARNINGS PER SHARE:
Basic	$0.04	$0.12
Diluted	$0.03	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	17,959	2,804
Diluted	19,531	5,191

	Three Months Ended March 31,
	2005	2004
(1) Includes revenues from a related party	$1,265	$880

(2) Includes stock-based compensation	$8	$61

See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated

Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$672	$330
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	228	182
Loss on disposal of property and equipment	3	—
Stock-based compensation	8	61
Equity in earnings of joint venture	(40)	(133)
Changes in assets and liabilities:
Accounts receivable	(621)	(463)
Inventory	(2,241)	371
Prepaid expenses and other current assets	(21)	(653)
Restricted cash	273	145
Accounts payable	258	110
Accrued expenses	(1,061)	(262)
Deferred revenue	62	190
Accrued restructuring	(101)	(114)

Cash flows from operating activities	(2,581)	(236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(3,810)	—
Purchase of property and equipment	(273)	(143)

Cash flows from investing activities	(4,083)	(143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable convertible preferred stock - net of issuance costs	—	13,003
Proceeds from issuance of common stock	587	—

Cash flows from financing activities	587	13,003

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(6,077)	12,624
CASH AND EQUIVALENTS—Beginning of period	26,198	5,686

CASH AND EQUIVALENTS—End of period	$20,121	$18,310

See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business and Basis of Presentation

Nature of Business – Color Kinetics Incorporated, incorporated on September 15, 1997, is a pioneer of intelligent solid-state lighting systems and technologies. We sell our products through our direct sales force and network of manufacturer’s representatives and distributors.

Basis of Presentation –The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2004 included in our Annual Report on Form 10-K (File No. 000-50798) filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP. Our operating results for interim periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005 or future periods.

In light of recent views expressed by the Securities and Exchange Commission with respect to accounting for auction rate securities (ARS), we have reclassified the accompanying December 31, 2004 condensed consolidated balance sheet so as to no longer report ARS as cash equivalents. We now report ARS on our balance sheet as investments. The amount reclassified from cash and equivalents to investments at December 31, 2004 was $3.0 million. The reclassifications to the prior period financial statements did not affect our key financial indicators such as total cash and investments, total assets, stockholders’ equity, revenues, income from operations, net income, diluted earnings per share or cash flows from operating activities. In addition, we do not believe a reader’s ability to understand other key aspects of our financial position or operations that might be pertinent to an investment decision has been affected as a result of the reclassifications. As a result, we believe the effects of these reclassifications are not material to our previously issued consolidated financial statements.

2. Revenue Recognition

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

3. Stock-Based Compensation

We apply the intrinsic value method of accounting for stock options granted to employees, as well as for common stock issued under our 2004 Employee Stock Purchase Plan (“ESPP”). We apply the fair value method for stock options and awards granted to non-employees.

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

Had we used the fair value method to measure compensation related to stock awards to employees, with the measurement date generally being the date of grant, pro forma net income and pro forma earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$672	$330
Add: stock-based compensation determined under intrinsic value method for employee awards	8	—
Less: pro forma compensation expense related to the ESPP	(9)	—
Less: pro forma stock-based compensation expense related to option plans	(366)	(112)

Pro forma net income	$305	$218

Basic earnings per share
As reported	$0.04	$0.12
Pro forma	$0.02	$0.08

Diluted earnings per share
As reported	$0.03	$0.06
Pro forma	$0.02	$0.04

The fair value of options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
ESPP (1):
Risk-free interest rate	2%	—
Volatility	69%	—
Dividend yield	0%	—
Expected life in years	0.6	—
Stock Options:
Risk-free interest rate	3.7%	3.1%
Volatility	64%	0%
Dividend yield	0%	0%
Expected life in years	4	4

(1)	The ESPP was established in June 2004; accordingly, valuation factors are not applicable prior to that date.

The weighted average fair value of options granted during the three months ended March 31, 2005 and 2004 was $6.36 and $0.76, respectively.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first quarter of the first annual reporting period that begins after June 15, 2005.

We are currently evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method. We anticipate that adoption of SFAS No. 123R under either method will significantly increase the amount of our stock-based compensation expense included in net earnings. In addition, SFAS No. 123R requires that excess tax benefits related to stock-based compensation expense be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

4. Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following (in thousands):

	March 31,	December 31,
	2005	2004
Finished goods	$6,415	$4,270
Raw material components	556	460

Total	$6,971	$4,730

5. Warranty Reserve

Our products are generally warranted against defects for 12 months following purchase. Reserves for potential warranty claims are provided at the time of revenue recognition based on historical claims experience, repair costs and current sales levels. Activity within the reserve was as follows in the three months ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Balance, beginning of period	$860	$404
Provisions in cost of revenues	54	84
Expenditures	(183)	(7)

Balance, end of period	$731	$481

6. Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock warrants, and preferred stock using the treasury stock method. When such shares would be dilutive to the periods presented, preferred shares converted to common shares in connection with our initial public offering on June 22, 2004 were included in the weighted average computations of diluted earnings per share until the date of actual conversion on an if-converted basis and in the weighted average computations of basic earnings per share from the date of such conversion.

For the three months ended March 31, 2005, outstanding stock options to purchase approximately 525,000 shares of common stock were excluded from the calculation of diluted earnings per share, because including these options would be anti-dilutive. For the three months ended March 31, 2004, outstanding stock options and potential shares from preferred stock conversions of approximately 7,600,000 shares were excluded from the calculation of diluted earnings per share, because including these shares would be anti-dilutive. A reconciliation of shares used in the computation of basic earnings per share and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Weighted average shares for basic computation	17,959	2,804
Potential common shares from:
Options	1,132	515
Warrants	440	307
Redeemable convertible preferred stock	—	1,565

Weighted average shares for diluted computation	19,531	5,191

On a pro forma basis, earnings per basic share for the three months ended March 31, 2004 would have been $0.02 per share if the conversion of preferred stock to common stock in connection with our initial public offering had occurred at the beginning of the period in which such preferred shares were outstanding.

7. Segment Information

We operate in two distinct segments. These segments are identified by reference to the manner in which our chief operating decision maker views the business, which is generally by the type of customer each segment serves. The first segment is “Lighting Systems,” through which we offer intelligent solid-state lighting systems under the Color Kinetics brand for installation in lighting projects where their use has typically been specified by a designer or architect. The second segment is “OEM and Licensing,” through which we offer a standard line of intelligent solid-state lighting modules, custom components and other products that can be incorporated by manufacturers in products sold under their own brands. Included also in the OEM and Licensing segment is the licensing of our technology.

Direct contribution margin includes direct costs normally associated with costs of good sold determined using GAAP and additional direct costs, such as direct selling expenses, included in other expense categories contained in the accompanying statements of operations. Based on available information, we do not generate information regarding indirect costs by segment or assets or cash flows by segment, and hence, such information is not provided below. The information set forth below is prepared in accordance with the accounting principles referred to in Note 1, with the exception that direct costs include some expenses normally allocated to different expense categories in our consolidated statement of operations. There are no inter-segment transactions.

The following tables set forth revenue and contribution margin from our reportable segments on an interim basis (in thousands):

Three Months Ended March 31,

	2005			2004
	Lighting	OEM and		Lighting	OEM and
	Systems	Licensing	Total	Systems	Licensing	Total
Revenues	$9,639	$1,877	$11,516	$6,758	$1,459	$8,217
Cost of revenues	4,643	901	5,544	3,366	682	4,048

Gross profit	4,996	976	5,972	3,392	777	4,169
Other direct costs	2,423	246	2,669	1,759	217	1,976

Direct contribution margin	$2,573	$730	3,303	$1,633	$560	2,193

Reconciling items to income from operations:
Unallocated selling and marketing			369			292
Unallocated research and development			414			360
Unallocated general and administrative			2,227			1,375

Income from operations			$293			$166

8. Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on investments that have been excluded from net income and reflected instead as a component of stockholders’ equity. The following table sets forth the calculation of comprehensive income on an interim basis (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$672	$330
Foreign currency translation adjustments	23	18
Unrealized holding losses on investments	(62)	—

Total comprehensive income	$633	$348

9. Contingencies

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

Super Vision’s lawsuit in Florida was transferred by the court to the United States District Court for the District of Massachusetts. Discovery has closed. Color Kinetics has moved for summary judgment that its patents are infringed, are valid and are enforceable, and also moved for summary judgment dismissing Super Vision’s claims for interference with prospective business relationships, trade disparagement and defamation. Super Vision has moved for summary judgment of invalidity and unenforceability. On April 19, 2005, Color Kinetics was granted its motion for summary judgment regarding Super Vision’s claims against us for interference with prospective business relationships, trade disparagement and defamation. We believe that Super Vision’s claims of invalidity, unenforceability and non-infringement of the patents at issue in our infringement suit against Super Vision are without merit.

On March 4, 2004, Super Vision announced that it had acquired from High End Systems a patent relating to variable color lighting systems. On March 5, 2004, Super Vision filed a lawsuit in the United States District Court for the Middle District of Florida alleging that we have infringed the High End patent and seeking damages of $10.5 million. Super Vision’s High End patent lawsuit was subsequently transferred from Florida to the federal court in Massachusetts. We had previously investigated the High End patent and concluded that our products and technology do not infringe any valid claim of the patent. Accordingly, we believe that Super Vision’s High End patent lawsuit is without merit and intend to defend against it vigorously.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q contains, and other information provided by Color Kinetics Incorporated or statements made by our directors, officers or employees from time to time may contain, forward-looking statements and information, which involve risks and uncertainties. Actual future results may differ materially. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions and other statements which are other than statements of historical facts. In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “believes,” “contemplates,” “predicts,” “projects,” “continue” and other similar terminology or the negative of these terms. All such forward-looking statements, whether written or oral, are expressly qualified by any cautionary statements which may accompany the forward-looking statements, and by the cautionary statements set forth under the heading “Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2004 ,. Those factors include, without limitation:

•	Our limited history of profitability, and the difficulty in evaluating the likelihood of maintaining profitability;

•	Whether there will be market acceptance of solid-state lighting in general, and our solid-state lighting systems in particular;

•	Whether advances in LED technology will continue;

•	Our ability to respond effectively as new lighting technologies and market trends emerge;

•	Incurrence of substantial costs or losses as a result of litigation or other proceedings relating to patent and other intellectual property rights;

•	Our ability to obtain and maintain patent protection for our technology and to otherwise protect our intellectual property;

•	Availability of critical components that we currently purchase from a small number of suppliers;

•	Failure of our manufacturing partners to meet our requirements for quality, quantity and timeliness;

•	Inability to increase production capacity for our products in a timely manner;

•	Unavailability of one of our facilities;

•	Whether demand for our intelligent white light products in the general lighting market will emerge;

•	Our ability to compete effectively;

•	Additional risks and volatility beyond those we currently face associated with expansion of our OEM business;

•	Our ability to manage our growth effectively;

•	Significant costs to evaluate our internal control over financial reporting, and our ability to avoid significant deficiencies or material weaknesses in our internal controls;

•	Changes in the accounting treatment of stock options;

•	The loss of services of any members of our key management team;

•	Our limited experience conducting business internationally;

•	A reliance on a joint venture in Japan, Color Kinetics Japan, to distribute products in Japan;

•	Defects in our products;

•	Ability to obtain additional capital as needed;

•	Volatility of the market price for our common stock;

•	Securities class action litigation due to future stock price volatility; and

•	Anti-takeover provisions in our charter documents and Delaware law which could prevent or delay a change in control.

You are urged to carefully consider those factors. In addition, there may be other factors which are unknown at this time. We undertake no obligation to update any forward-looking statements we make.

Overview

We design, market and license intelligent solid-state lighting systems. We outsource the manufacture of our systems to contract manufacturers, primarily in Asia. We operate in two lines of business:

•	Lighting systems: we offer intelligent solid-state lighting systems under the Color Kinetics brand for installation in lighting projects where their use has typically been specified by a designer or architect.

•	OEM and licensing: we offer a standard line of intelligent solid-state lighting modules, custom and basic components and other products that can be incorporated by manufacturers in products sold under their own brands. We also license our technology.

We sell our lighting systems and OEM products through our direct sales force and through distributors and manufacturer’s representatives in North America, Asia, Europe, Latin America and the Middle East. Licensing arrangements are handled through our direct sales force, often with the involvement of our senior management.

In a typical lighting systems sale, our direct sales force, in cooperation with a distributor or manufacturer’s representative (or, outside North America, a dealer/distributor or VAR), works with a lighting designer, architect or other specifier to have our system “designed in” to a particular new construction or renovation project. Typically, this is followed by a bid process in which pricing and other terms are negotiated with the project owner or owner’s representative. When construction on the project has reached the appropriate stage, our product is shipped, typically to an electrical equipment or lighting equipment distributor, which purchases the system from us and, in turn, sells it to the project owner or its electrical contractor for installation.

We refer smaller North American lighting systems orders (generally those having a value less than $10,000), as well as all orders for specifically defined regions of the Canadian marketplace, to our distributor Color Kinetics Distribution, Inc., (“CKDI”) which is not affiliated with Color Kinetics.

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

Our products are distributed in Japan by Color Kinetics Japan Incorporated (“CK Japan”), a joint venture in which we hold a 50% equity interest. An unrelated third party holds the other 50% interest. The terms of our distribution agreement with CK Japan are substantially similar to those that we employ with unaffiliated distributors. We account for our investment in CK Japan using the equity method of accounting, whereby we record our proportionate share of the income or loss earned by the joint venture. We record revenue from sales to CK Japan as revenue from a related party. We eliminate our profit associated with inventory we have sold to CK Japan that is held by it at the end of the period. Because CK Japan uses the Japanese yen as its functional currency, we translate the results of operations of CK Japan into United States dollars using the average rates of exchange during the reporting periods. We also record on our balance sheet translation adjustments reflecting the changes in CK Japan’s equity measured in dollars resulting from changes in exchange rates.

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

Our general and administrative expenses consist primarily of salaries, bonuses and related benefits of personnel engaged in corporate administration, finance, human resources, information systems and legal functions, outside legal expenses related to patent prosecution, patent litigation, trademarks and general corporate matters, professional fees in connection with complying with the Sarbanes-Oxley Act of 2002, bad debt expense, other general corporate expenditures, and overhead cost related to these activities.

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

We have identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of our consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first quarter of the first annual reporting period that begins after June 15, 2005.

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

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenues (or, in the case of our cost of lighting systems revenues and cost of OEM and licensing revenues, as a percentage of the related revenues):

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Lighting systems	84%	82%
OEM and licensing	16	18

Total revenues	100	100
Cost of revenues:
Cost of lighting systems, as a percentage of lighting systems revenues	48	50
Cost of OEM and licensing, as a percentage of OEM and licensing revenues	48	47

Total cost of revenues	48	49

Gross profit	52	51

Operating expenses:
Selling and marketing	21	22
Research and development	9	10
General and administrative	19	17

Total operating expenses	49	49

Income from operations	3	2
Interest income	3	—
Equity in earnings of joint venture	—	2

Net income	6%	4%

Revenues. Total revenues increased 40%, from $8.2 million in the first quarter of 2004 to $11.5 million in the first quarter of 2005.

Lighting systems revenues increased 43%, from $6.8 million in the first quarter of 2004 to $9.6 million in the first quarter of 2005. Lighting systems revenues in the United States of America and Canada increased 30%, from $4.3 million in the first quarter of 2004 to $5.5 million in the first quarter of 2005. Lighting systems revenues in markets outside the United States of America and Canada increased 64%, from $2.5 million in the first quarter of 2004 to $4.1 million in the first quarter of 2004.

The increase in lighting systems revenues for the first quarter of 2005 was primarily attributable to increased worldwide market acceptance of our intelligent solid-state lighting systems, the addition of new products to our product line in prior periods, and our ongoing efforts to expand and support our network of North American manufacturer’s representatives and international distributors. Sales in the Japanese market to CK Japan increased 44% to $1.3 million in the first quarter of 2005 from $880,000 in the first quarter of 2004.

Our OEM and licensing revenues increased 29%, from $1.5 million in the first quarter of 2004 to $1.9 million in the first quarter of 2005. The increase in the first quarter of 2005 as compared to the same period in 2004 was primarily attributable to increased product sales to an individual OEM customer in the special event field, which accounted for $957,000 of first quarter 2005 revenues, compared to $243,000 in the first quarter of 2004. Sales of our OEM pool products by an individual OEM customer were $440,000 and $512,000 for the first quarters of 2005 and 2004, respectively. We had agreements with 30 and 24 active OEM and licensing customers at March 31, 2005 and 2004, respectively.
Revenues derived from sales of lighting systems products to CK Japan represented 11% of total revenues in both the first quarter of 2005 and 2004.

Revenues derived from sales of lighting systems products to CKDI represented 13% of total revenues in both the first quarter of 2005 and 2004.

We expect lighting systems revenues to increase during the remainder of 2005, based on our expectation of further increases in worldwide market acceptance of our intelligent solid-state lighting systems, as well as the addition of new products to our product line. To accelerate this revenue growth, we have planned a worldwide expansion of our sales force and distribution channels. We expect revenues for our OEM and licensing business unit from non-pool products to increase in future periods as a result of having an increasing number of OEM and licensing customers who have commenced, or are expected to commence during the remainder of 2005, commercial shipment of products incorporating our technologies. For the remainder of 2005, we expect revenues from our pool customer to decline primarily as a result of a change in our business arrangement with this customer. For the majority of 2004, our customer purchased the entire pool light from us. We currently have a new arrangement where our customer buys select components, which it assembles into a completed pool light, and pays us a defined royalty rate. Though we will receive less revenue per pool light sold by our customer, our margins are expected to be better, and we believe our customer will be more competitively positioned versus other pool lighting alternatives. There can be no assurance that we will be successful in achieving our forecasts and plans or that other factors will not negatively impact our revenues.

Gross Profit. Gross profit increased from $4.2 million in the first quarter of 2004 to $6.0 million in the first quarter of 2005. The dollar increase was attributable primarily to increased sales and to improved overall profit margins, partially offset by lower licensing revenues in the 2005 quarter. Gross profit as a percentage of revenues, or gross margin, increased from 50.7% in the first quarter of 2004 to 51.9% in the first quarter of 2005.

Gross margin from lighting systems increased from 50.2% in the first quarter of 2004 to 51.9% in the first quarter of 2005. The increase in the first quarter of 2005 compared to the same period in 2004 was primarily attributable to reduced raw materials and product costs, an overall more favorable product mix, and reduced operating costs associated with improved product quality. Gross margin from lighting systems may vary from period to period depending on a number of factors, most notably product mix, changes in material costs, and the timing of larger deals which, on average, tend to have lower gross margins.

Gross margin from our OEM and licensing business decreased from 53.3% in the first quarter of 2004 to 52.0% in the first quarter of 2005. The decrease in gross margin was primarily attributable to shifts in revenue mix. Licensing revenues in the first quarter of 2004 included a large upfront license payment received in connection with a new licensing agreement signed in that period. Gross margin for our OEM and licensing business may vary in future periods depending on the mix of OEM product revenues and the relative percentage of licensing revenues.

Selling and Marketing Expenses. Selling and marketing expenses increased 32% from $1.8 million in the first quarter of 2004 to $2.4 million in the first quarter of 2005. The increase in dollar amount was primarily attributable to an increase in payroll-related expenses of $348,000 due to expansion of our sales force and hiring of additional product management personnel. Marketing spending on trade shows and other related marketing programs increased by $116,000. As a percentage of total revenues, sales and marketing expenses decreased from 22% in the first quarter of 2004 to 21% in the first quarter of 2005. The decline in selling and marketing expense as a percentage of revenues was attributable primarily to our revenue growth. We plan to further expand our sales force and product management team with the hiring of additional personnel during 2005. We expect our selling and marketing expenses to increase in dollar amount in subsequent periods.

Research and Development Expenses. Research and development expenses increased 29%, from $800,000 in the first quarter of 2004 to $1.0 million in the first quarter of 2005. The increase was primarily attributable to increases in our research and development headcount based both in our Boston and China offices, as well as to increased spending on materials and supplies for new product development and testing. As a percentage of total revenues, research and development expenses decreased from 10% in the first quarter of 2004 to 9% in the first quarter of 2005. The decrease in research and development expenses as a percentage of revenues was attributable primarily to our revenue growth. We expect our research and development expenses to increase in dollar amount in subsequent periods, as we devote additional resources to developing new products and technologies and supporting scheduled new product introductions during the remainder of 2005.

General and Administrative Expenses. General and administrative expenses increased 62%, from $1.4 million in the first quarter of 2004 to $2.2 million in the first quarter of 2005. Outside legal expenses increased by $449,000, primarily as a result of increased activity in our pending litigation, and, to a lesser extent, increased patent prosecution activities and increased securities law services. Other costs related to being a public company, including outside professional fees related to compliance with the Sarbanes-Oxley Act of 2002, accounted for $147,000 of the increase. The remaining increase in general and administrative expenses for the three month period is primarily the result of increased personnel-related costs to support overall growth in the business. The timing and extent of ongoing litigation activity related to defense of our intellectual property rights could cause general and administrative expenses to increase or decrease in future quarters.

Interest Income. Interest income increased from $31,000 in the first quarter of 2004 to $339,000 in the first quarter of 2005 due to higher average cash and cash equivalent balances as well as improved investment yields in 2005.

Equity in Earnings of Joint Venture. Equity in earnings of joint venture decreased from a $133,000 gain in the first quarter of 2004 to a $40,000 gain in the first quarter of 2005. The decrease was due to a decrease in net income earned by CK Japan in the first quarter of 2005 compared to the first quarter of 2004. The decrease in CK Japan’s net income was primarily attributable to higher operating costs incurred by CK Japan in the 2005 period..

Provision for Income Taxes. We recorded no provision for income tax in either 2004 or 2005 due to our net loss carryforward position. At December 31, 2004, we had net loss carryforwards available to offset future taxable income of $26.8 million and federal research and development tax credit carryforwards available to reduce future taxes payable of $656,000. Should it become more likely than not that these assets will be recovered, we would remove the valuation allowance provided against our net deferred tax assets, which would have the effect of reducing or eliminating our provision for income tax and possibly creating a tax benefit to earnings.

Liquidity and Capital Resources

At March 31, 2005, we had $52.9 million in cash and equivalents and investments, representing a decrease of $2.3 million compared to our $55.2 million balance of cash and equivalents and investments at December 31, 2004.

During the first three months of 2005, we used $2.6 million of cash for operating activities. The increase in cash used for operating activities during the first quarter of 2005 as compared to the same period in the prior year was primarily due to increased inventory purchases to meet expected demand of certain products, as well as changes in our other operating assets and liabilities.

Net cash used in investing activities was $4.1 million during the first quarter of 2005, reflecting $3.8 million used for purchase of investments, with the remaining $273,000 reflecting purchases of property and equipment, primarily tooling and test equipment related to our product development efforts and, to a lesser degree, computers for newly hired employees. Investments are composed of a certificate of deposit from a bank, state and municipal obligations, U.S. Treasury obligations, and investment-grade commercial paper.

Net cash provided by financing activities was $587,000 for the first quarter of 2005, attributable to $434,000 in proceeds from the exercise of stock options and $153,000 of proceeds from the issuance of common stock for our ESPP. For the first quarter of 2004, financing activities provided cash of $13.0 million from issuance of redeemable convertible preferred stock, which was subsequently converted to common stock in connection with our initial public offering in June 2004. Our bank line of credit expired unused in September 2004. We presently have no plans to obtain additional bank financing.

We anticipate that our cash and equivalents and investments at March 31, 2005 will be sufficient to fund our foreseeable cash requirements for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk to which we are subject consists of the risk of loss arising from adverse changes in market interest rates and foreign exchange rates.

Our joint venture, CK Japan, has entered into forward currency contracts to hedge anticipated dollar denominated purchases of product from us. These contracts consist solely of forward contracts to acquire dollars at a fixed yen rate. These contracts are reflected on the balance sheet of CK Japan at current fair value and cover a notional amount of $6.9 million, settling at various dates through 2010. Our exposure to these contracts is limited to the impact on our proportional share of the income or loss of CK Japan. We have provided no guarantees with respect to CK Japan, and as a result the maximum loss we would record with respect to our investment would be the carrying value of that investment at any point in time. At March 31, 2005, our investment in CK Japan was carried at $620,000.

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

Super Vision’s lawsuit in Florida was transferred by the court to the United States District Court for the District of Massachusetts. Discovery has closed. Color Kinetics has moved for summary judgment that its patents are infringed, are valid and are enforceable, and also moved for summary judgment dismissing Super Vision’s claims for interference with prospective business relationships, trade disparagement and defamation. Super Vision has moved for summary judgment of invalidity and unenforceability. On April 19, 2005, Color Kinetics was granted its motion for summary judgment regarding Super Vision’s claims against us for interference with prospective business relationships, trade disparagement and defamation. We believe that Super Vision’s claims of invalidity, unenforceability and non-infringement of the patents at issue in our infringement suit against Super Vision are without merit.

On March 4, 2004, Super Vision announced that it had acquired from High End Systems a patent relating to variable color lighting systems. On March 5, 2004, Super Vision filed a lawsuit in the United States District Court for the Middle District of Florida alleging that we have infringed the High End patent and seeking damages of $10.5 million. Super Vision’s High End patent lawsuit was subsequently transferred from Florida to the federal court in Massachusetts. We had previously investigated the High End patent and concluded that our products and technology do not infringe any valid claim of the patent. Accordingly, we believe that Super Vision’s High End patent lawsuit is without merit and intend to defend against it vigorously.

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

Items 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

* 3.2	Seventh Amended and Restated Certificate of Incorporation of Color Kinetics Incorporated

* 3.4	Second Amended and Restated By-Laws of Color Kinetics Incorporated

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – George G. Mueller

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – David K. Johnson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form 8-K Filed April 29, 2005: Change in Directors or Principal Officers

*	Incorporated by reference to the similarly numbered exhibit to our Registration Statement on Form S-1, File No. 333-114386.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2005	COLOR KINETICS INCORPORATED (Registrant)
	By:	/s/ George G. Mueller
George G. Mueller
Chief Executive Officer

By:	/s/ David K. Johnson
David K. Johnson
Chief Financial Officer