Form 10-Q
period 2005-06-30
COLOR KINETICS INC
filed 2005-08-02
CIK 1048611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-50798
Color Kinetics Incorporated
(Exact name of registrant as specified in its charter)

Delaware	04-3391805
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
10 Milk Street, Suite 1100
Boston, Massachusetts 02108
(Address of principal executive offices)
Telephone Number: (617) 423-9999
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of July 28, 2005, there were 18,177,016 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

COLOR KINETICS INCORPORATED
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2005
INDEX
EX- 3.2 Seventh Amended and Restated Certificate of incorporation of Color Kinetics Incorporated
EX- 3.4 Second Amended and Restated By-Laws of Color Kinetics Incorporated
EX- 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — William J. Sims
EX- 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — David K. Johnson
EX- 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Color Kinetics Incorporated
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and equivalents	$29,235	$26,198
Investments	25,337	29,022
Restricted cash	100	100
Accounts receivable, net of allowance for doubtful accounts of approximately $461 and $421 in 2005 and 2004, respectively	5,832	5,346
Accounts receivable from related parties	—	31
Inventory	6,727	4,730
Prepaid expenses and other current assets	2,044	2,076

Total current assets	69,275	67,503
PROPERTY AND EQUIPMENT — net	1,197	1,147
INVESTMENT IN JOINT VENTURE	658	557
RESTRICTED CASH — Long-term portion	1,000	1,000

TOTAL ASSETS	$72,130	$70,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,275	$1,681
Accounts payable to related parties	126	48
Accrued expenses	1,481	1,458
Accrued compensation	1,351	1,731
Accrued restructuring	395	405
Accrued warranty	732	860
Deferred revenue	442	379

Total current liabilities	5,802	6,562

ACCRUED RESTRUCTURING	436	628

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value	18	18
Additional paid-in capital	98,165	97,059
Accumulated other comprehensive income	(74)	(122)
Accumulated deficit	(32,217)	(33,938)

Total stockholders’ equity	65,892	63,017

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,130	$70,207

     See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES (1):
Lighting systems	$10,672	$8,734	$20,311	$15,492
OEM and licensing	2,181	1,424	4,058	2,884

Total revenues	12,853	10,158	24,369	18,376
COST OF REVENUES:
Lighting systems	5,045	4,279	9,688	7,646
OEM and licensing	1,065	771	1,966	1,453

Total cost of revenues	6,110	5,050	11,654	9,099

GROSS PROFIT	6,743	5,108	12,715	9,277

OPERATING EXPENSES:
Selling and marketing	2,833	2,065	5,253	3,893
Research and development	1,175	804	2,207	1,605
General and administrative (2)	2,025	1,729	4,252	3,104

Total operating expenses	6,033	4,598	11,712	8,602

INCOME FROM OPERATIONS	710	510	1,003	675
INTEREST INCOME	365	46	704	77
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(26)	19	14	152

NET INCOME	$1,049	$575	$1,721	$904

EARNINGS PER SHARE:
Basic	$0.06	$0.13	$0.10	$0.25
Diluted	$0.05	$0.04	$0.09	$0.06
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,126	4,295	18,043	3,549
Diluted	19,468	15,772	19,502	15,416

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
(1) Includes revenues from related parties as follows:
Lighting systems	$1,398	$1,039	$2,663	$1,919
OEM and licensing	16	30	16	60

Total related party revenues	$1,414	$1,069	$2,679	$1,979

(2) Includes stock-based compensation of	$8	$269	$16	$331

See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,721	$904
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	470	381
Loss on disposal of property and equipment	3	—
Stock-based compensation	16	331
Equity in earnings of joint venture	(14)	(152)
Common stock issued for services	13
Changes in assets and liabilities:
Accounts receivable	(455)	(705)
Inventory	(1,997)	(775)
Prepaid expenses and other current assets	32	(746)
Accounts payable	(328)	1,548
Accrued expenses	(485)	520
Deferred revenue	63	59
Accrued restructuring	(202)	(213)

Net cash flows from operating activities	(1,163)	1,152

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(17,569)	—
Maturities of investments	21,215	—
Purchase of property and equipment	(523)	(374)

Net cash flows from investing activities	3,123	(374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	924	24
Proceeds from issuance of redeemable convertible preferred stock — net of issuance costs	—	13,003
Proceeds from issuance of common stock — net of issuance costs	153	35,227

Net cash flows from financing activities	1,077	48,254

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(43)

INCREASE IN CASH AND EQUIVALENTS	3,037	48,989
CASH AND EQUIVALENTS — Beginning of period	26,198	5,686

CASH AND EQUIVALENTS — End of period	$29,235	$54,675

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock	$—	$61,082

Common stock issued for services	$13	$—

     See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Notes to Unaudited Condensed Consolidated Financial Statements
1. Nature of Business and Basis of Presentation
Nature of Business — Color Kinetics Incorporated, incorporated on September 15, 1997, is a pioneer of intelligent solid-state lighting systems and technologies. We sell our products through our direct sales force and network of manufacturer’s representatives and distributors.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2004 included in our Annual Report on Form 10-K (File No. 000-50798) filed with the Securities and Exchange Commission.
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
Reclassification — In light of recent views expressed by the Securities and Exchange Commission with respect to accounting for auction rate securities (ARS), we have reclassified the accompanying December 31, 2004 condensed consolidated balance sheet so as to no longer report ARS as cash equivalents. We now report ARS on our balance sheet as investments. The amount reclassified from cash and equivalents to investments at December 31, 2004 was $3.0 million. The reclassifications to the prior period financial statements did not affect our key financial indicators such as total cash and investments, total assets, stockholders’ equity, revenues, income from operations, net income, diluted earnings per share or cash flows from operating activities. In addition, we do not believe a reader’s ability to understand other key aspects of our financial position or operations that might be pertinent to an investment decision have been affected as a result of the reclassifications. As a result, we believe the effects of these reclassifications are not material to our previously issued consolidated financial statements.
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
Had we used the fair value method to measure compensation related to stock awards to employees, with the measurement date generally being the date of grant, pro forma net income and pro forma earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$1,049	$575	$1,721	$904
Add: stock-based compensation determined under intrinsic value method for employee awards	8	—	16	—
Less: pro forma compensation expense related to the ESPP	(25)	—	(50)	—
Less: pro forma stock-based compensation expense related to option plans	(411)	(105)	(777)	(176)

Pro forma net income	$621	$470	$910	$728

Basic earnings per share
As reported	$0.06	$0.13	$0.10	$0.25
Pro forma	$0.04	$0.11	$0.05	$0.21
Diluted earnings per share
As reported	$0.05	$0.04	$0.09	$0.06
Pro forma	$0.03	$0.03	$0.05	$0.05
The fair value of options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004
ESPP (1):
Risk-free interest rate	3%	—
Volatility	65%	—
Dividend yield	0%	—
Expected life in years	0.5	—
Stock Options:
Risk-free interest rate	3.8%	3.6%
Volatility	65%	50%
Dividend yield	0%	0%
Expected life in years	4	4

(1) The ESPP was established in June 2004 and the first issuance of ESPP shares was not completed until February 1, 2005; accordingly, valuation factors are not applicable prior to that date.
The weighted average fair value of options granted during the three and six months ended June 30, 2005 and 2004 was $5.44, $5.87, $3.99 and $3.44, respectively.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first quarter of the first annual reporting period that begins after June 15, 2005. We plan to adopt SFAS 123R on January 1, 2006.
We are currently evaluating the two methods of adoption allowed by SFAS No. 123R: the modified prospective transition method and the modified retrospective transition method. We anticipate that adoption of SFAS No. 123R under either method will significantly increase the amount of our stock-based compensation expense included in net earnings. In addition, SFAS No. 123R requires that excess tax benefits related to stock-based compensation expense be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.
4. Inventory
Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following (in thousands):

	June 30,	December 31,
	2005	2004
Finished goods	$6,563	$4,270
Raw material components	164	460

Total	$6,727	$4,730

5. Warranty Reserve
Our products are generally warranted against defects for 12 months following purchase. Reserves for potential warranty claims are provided at the time of revenue recognition based on historical claims experience, repair costs and current sales levels. Activity within the reserve was as follows in the six months ended June 30, 2005 and 2004 (in thousands):

	2005	2004
Balance, beginning of period	$860	$404
Provisions in cost of revenues	279	311
Expenditures	(407)	(14)

Balance, end of period	$732	$701

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
For the three and six months ended June 30, 2005 and 2004, outstanding stock options to purchase approximately 660,000, 618,000, 9,000, and 1,545,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share, because including these options would be anti-dilutive. A reconciliation of shares used in the computation of basic earnings per share and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average shares for basic computation	18,126	4,295	18,043	3,549
Potential common shares from:
Options	917	983	1,026	893
Warrants	425	409	433	394
Redeemable convertible preferred stock	—	10,085	—	10,580

Weighted average shares for diluted computation	19,468	15,772	19,502	15,416

On a pro forma basis, earnings per basic share for the three and six months ended June 30, 2004 would have been $0.04 and $0.06 per share, respectively, if the conversion of preferred stock to common stock in connection with our initial public offering had occurred at the beginning of the period in which such preferred shares were outstanding.
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
The following tables set forth revenue and contribution margin from our reportable segments on an interim basis (in thousands):

Three Months Ended June 30,	2005			2004
	Lighting	OEM and		Lighting	OEM and
	Systems	Licensing	Total	Systems	Licensing	Total
Revenues	$10,672	$2,181	$12,853	$8,734	$1,424	$10,158
Cost of revenues	5,045	1,065	6,110	4,279	771	5,050

Gross profit	5,627	1,116	6,743	4,455	653	5,108
Other direct costs	2,913	315	3,228	1,984	169	2,153

Direct contribution margin	$2,714	$801	3,515	$2,471	$484	2,955

Reconciling items to income from operations:
Unallocated selling and marketing			328			334
Unallocated research and development			452			382
Unalloacted general and administrative			2,025			1,729

Income from operations			$710			$510

Six Months Ended June 30,	2005			2004
	Lighting	OEM and		Lighting	OEM and
	Systems	Licensing	Total	Systems	Licensing	Total
Revenues	$20,311	$4,058	$24,369	$15,492	$2,884	$18,376
Cost of revenues	9,688	1,966	11,654	7,646	1,453	9,099

Gross profit	10,623	2,092	12,715	7,846	1,431	9,277
Other direct costs	5,336	561	5,897	3,744	386	4,130

Direct contribution margin	$5,287	$1,531	6,818	$4,102	$1,045	5,147

Reconciling items to loss from operations:
Unallocated selling and marketing			697			626
Unallocated research and development			866			742
Unalloacted general and administrative			4,252			3,104

Income from operations			$1,003			$675

8. Comprehensive Income
Comprehensive income includes foreign currency translation gains and losses, as well as unrealized gains and losses on investments that have been excluded from net income and reflected instead as a component of stockholders’ equity. The following table sets forth the calculation of comprehensive income on an interim basis (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$1,049	$575	$1,721	$904
Foreign currency translation adjustments	66	(17)	88	18
Unrealized holding gains (losses) on investments	22	—	(40)	—

Total comprehensive income	$1,137	$558	$1,769	$922

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
Super Vision’s lawsuit in Florida was transferred by the court to the United States District Court for the District of Massachusetts. Discovery has closed. Color Kinetics has moved for summary judgment that its patents are infringed, are valid and are enforceable, and also moved for summary judgment dismissing Super Vision’s claims for interference with prospective business relationships, trade disparagement and defamation. Super Vision has moved for summary judgment of invalidity and unenforceability. On April 19, 2005, Color Kinetics was granted its motion for summary judgment regarding Super Vision’s claims against us for interference with prospective business relationships, trade disparagement and defamation. Super Vision has filed a notice of appeal for that decision and we intend to move to dismiss the appeal as premature. We also believe that Super Vision’s claims of invalidity, unenforceability and non-infringement of the patents at issue in our infringement suit against Super Vision are without merit. Cross-motions for summary judgment on these issues have been filed and the Court has taken the motions under advisement.
On March 4, 2004, Super Vision announced that it had acquired from High End Systems a patent relating to variable color lighting systems. On March 5, 2004, Super Vision filed a lawsuit in the United States District Court for the Middle District of Florida alleging that we have infringed the High End patent and seeking damages of $10.5 million. Super Vision’s High End patent lawsuit was subsequently transferred from Florida to the federal court in Massachusetts. We had previously investigated the High End patent and concluded that our products and technology do not infringe any valid claim of the patent. Accordingly, we believe that Super Vision’s High End patent lawsuit is without merit and intend to defend against it vigorously. We have moved to dismiss the lawsuit with prejudice.
TIR Systems, Ltd.
In December 2003, we filed a lawsuit against TIR Systems Ltd, a Canadian corporation, in the United States District Court for the District of Massachusetts. In this litigation, we alleged that certain products of TIR infringe three patents of Color Kinetics. The Complaint has been amended to add a fourth patent. TIR has filed counterclaims seeking declarations that it does not infringe and that the patents are invalid. We believe that these claims by TIR are without merit. The present scheduling order specifies that all discovery is to be completed by late November 2005.
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
We refer smaller North American lighting systems orders (generally those having a value less than $10,000), as well as certain orders for specifically defined regions of the Canadian marketplace, to our distributor Color Kinetics Distribution, Inc., (“CKDI”) which is not affiliated with Color Kinetics.
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
Our general and administrative expenses consist primarily of salaries, bonuses and related benefits of personnel engaged in corporate administration, finance, human resources, information systems and legal functions, outside legal and audit expenses, professional fees in connection with complying with the Sarbanes-Oxley Act of 2002, costs associated with being a public company, bad debt expense, other general corporate expenditures, and overhead cost related to these activities.
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
Stock-Based Compensation. We have historically used the intrinsic value method to account for stock-based compensation provided to employees and non-employee directors and the fair value method to account for stock-based compensation to non-employees, such as consultants and members of our advisory board. Under the intrinsic value method, compensation associated with awards of stock or stock options is measured as the difference between the price the employee must pay to exercise the award and the fair value of our common stock on the date compensation is measured, which is generally the date of the award. To date, most awards to employees have had exercise prices equal to the fair value of the common stock on the date of award, and as a result no material compensation charges have been recorded for awards to employees. Under the fair value method, compensation is measured using the estimated fair value of an award, established either through the estimated value of the share of stock or, in the case of options, through the use of an option pricing model, such as the Black-Scholes option pricing model. We disclose the difference between the two methods in our notes to our consolidated financial statements, and those differences have been significant. In addition, use of an option pricing model invariably involves assumptions about future events, such as the volatility of the underlying stock and the estimated life of an award. These assumptions are difficult to predict and could generally result in changing levels of compensation expense for these awards in our financial statements.
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
We are currently evaluating the two methods of adoption allowed by SFAS No. 123R: the modifiedprospective transition method and the modifiedretrospective transition method. We anticipate that adoption of SFAS No. 123R under either method will significantly increase the amount of our stock-based compensation expense recorded in the income statement. In addition, SFAS No. 123R requires that excess tax benefits related to stock-based compensation expense be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

Results of Operations
The following table sets forth certain income and expense items as a percentage of total revenues (or, in the case of our cost of lighting systems revenues and cost of OEM and licensing revenues, as a percentage of the related revenues):

	Percentage of Total Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Lighting systems	83%	86%	83%	84%
OEM and licensing	17	14	17	16

Total revenues	100	100	100	100
Cost of revenues:
Cost of lighting systems, as a percentage of lighting systems revenues	47	49	48	49
Cost of OEM and licensing, as a percentage of OEM and licensing revenues	49	54	48	50

Total cost of revenues	48	50	48	50

Gross profit	52	50	52	50

Operating expenses:
Selling and marketing	22	20	22	21
Research and development	9	8	9	8
General and administrative	16	17	17	17

Total operating expenses	47	45	48	46

Income from operations	5	5	4	4
Interest income	3	1	3	—
Equity in earnings of joint venture	—	—	—	1

Net income	8%	6%	7%	5%

Revenues. Total revenues increased 27%, from $10.2 million in the second quarter of 2004 to $12.9 million in the second quarter of 2005 and increased 33%, from $18.4 million in the first half of 2004 to $24.4 million in the first half of 2005.
Lighting systems revenues increased 22%, from $8.7 million in the second quarter of 2004 to $10.7 million in the second quarter of 2005 and increased 31%, from $15.5 million in the first half of 2004 to $20.3 million in the first half of 2005. Lighting systems revenues in the United States of America and Canada increased 8%, from $5.8 million in the second quarter of 2004 to $6.3 million in the second quarter of 2005 and increased 17%, from $10.1 million in the first half of 2004 to $11.8 million in the first half of 2005. Lighting systems revenues in markets outside the United States of America and Canada increased 51%, from $2.9 million in the second quarter of 2004 to $4.4 million in the second quarter of 2005 and increased 57%, from $5.4 million in the first half of 2004 to $8.5 million in the first half of 2005.
The increases in lighting systems revenues for the second quarter and first half of 2005 were primarily attributable to increased worldwide market acceptance of our intelligent solid-state lighting systems, the addition of new products to our product line in prior periods, growth in our direct sales force, and our ongoing efforts to expand and support our network of North American manufacturer’s representatives and international distributors. Sales in the Japanese market to CK Japan increased 36% to $1.4 million in the second quarter of 2005 from $1.0 million in the second quarter of 2004 and increased 39%, to $2.7 million in the first half of 2005 from $1.9 million in the first half of 2004.
Our OEM and licensing revenues increased 53%, from $1.4 million in the second quarter of 2004 to $2.2 million in the second quarter of 2005 and increased 41%, from $2.9 million in the first half of 2004 to $4.1 million in the first half of 2005. The increase in the second quarter of 2005 as compared to the same period in 2004 was primarily attributable to overall increased OEM product sales. The increase in the first half of 2005 as compared to the same period in 2004 was primarily attributable to increased product sales to an individual customer in the special event field, which accounted for $1.5 million of first half 2005 revenues, compared to $544,000 in the first half of 2004. Sales of our OEM pool products by an individual OEM customer were $731,000, $1.2 million, $466,000 and $978,000 for the second quarter and first half of 2005 and 2004, respectively. We had agreements with 30 and 27 OEM and licensing customers at June 30, 2005 and 2004, respectively.
Revenues derived from sales of lighting systems and OEM products to CK Japan increased from 10% of total revenues to 11% of total revenues in both the second quarter and first half of 2004 and 2005, respectively.
Revenues derived from sales of lighting systems products to CKDI decreased from 12% and 13% of total revenues to 10% and 11% of total revenues in the second quarter and first half of 2004 and 2005, respectively.
We expect lighting systems revenues to increase during the remainder of 2005, based on our expectation of further increases in worldwide market acceptance of our intelligent solid-state lighting systems, the addition of new products to our product line, our increased worldwide sales force, as well as other measures being taken to expand our channels of distribution. We expect revenues for our OEM and licensing business unit from non-pool products to increase in future periods as a result of having an increasing number of OEM and licensing customers who have commenced, or are expected to commence during the remainder of 2005, commercial shipment of products incorporating our technologies. There can be no assurance that we will be successful in achieving our forecasts and plans or that other factors will not negatively impact our revenues.
Gross Profit. Gross profit increased from $5.1 million in the second quarter of 2004 to $6.7 million in the second quarter of 2005 and from $9.3 million in the first half of 2004 to $12.7 million in the first half of 2005.The dollar increase was attributable primarily to increased sales and to improved overall profit margins. Gross profit as a percentage of revenues, or gross margin, increased from 50.3% in the second quarter of 2004 to 52.5% in the second quarter of 2005 and increased from 50.5% in the first half of 2004 to 52.2% in the first half of 2005.
Gross margin from lighting systems increased from 51.0% and 50.7% to 52.7% and 52.3% in the second quarter and first half of 2004 and 2005, respectively. The increases were primarily attributable to reduced raw materials and product costs, an overall more favorable product mix, and reduced operating costs associated with improved product quality. Gross margin from lighting systems may vary from period to period depending on a number of factors, most notably product mix, changes in material costs, and the timing of larger deals which, on average, tend to have lower gross margins.
Gross margin from our OEM and licensing business increased from 45.9% in the second quarter of 2004 to 51.2% in the second quarter of 2005 and increased from 49.6% in the first half of 2004 to 51.6% in the first half of 2005. The increases were primarily attributable to reduced product costs and an overall more favorable product mix, which more than offset lower licensing revenues during the first half of 2005 as compared to the first half of 2004 (which included a large one-time licensing deal). Gross margin for our OEM and licensing business may vary in future periods depending on the mix of OEM product revenues and the relative percentage of licensing revenues.
Selling and Marketing Expenses. Selling and marketing expenses increased 37% from $2.1 million in the second quarter of 2004 to $2.8 million in the second quarter of 2005 and increased 35%, from $3.9 million in the first half of 2004 to $5.3 million in the first half of 2005. These increases were primarily attributable to an increase in payroll and travel-related expenses due to an expansion of our sales force and hiring of additional product management personnel, an increase in marketing and channel support programs, as well as an increase in commissions to our manufacturer’s representatives as a result of our revenue growth. As a percentage of total revenues, sales and marketing expenses increased from 20% and 21% of total revenues to 22% of total revenues in both the second quarter and first half of 2004 and 2005, respectively. The increase in selling and marketing expense as a percentage of revenues was attributable primarily to the expansion of our sales force and product management team. We plan to further expand our sales, marketing, and product management staff with the hiring of additional personnel during the remainder of 2005 but not at the level of increase that occurred in the first six months. We expect our selling and marketing expenses to increase in dollar amount in subsequent periods.
Research and Development Expenses. Research and development expenses increased 46%, from $804,000 in the second quarter of 2004 to $1.2 million in the second quarter of 2005 and increased 38%, from $1.6 million in the first half of 2004 to $2.2 million in the first half of 2005. The increases were primarily attributable to increases in our research and development headcount based both in our Boston and China offices, as well as to increased spending on materials and supplies for new product development and testing. As a percentage of total revenues, research and development expenses increased from 8% in the second quarter and first half of 2004 to 9% in the second quarter and first half of 2005. The increase in research and development expenses as a percentage of revenues in the second quarter of 2005 compared to the second quarter of 2004 was attributable primarily to increases in headcount and spending on materials and supplies for new product development and testing. We expect our research and development expenses to increase in dollar amount in subsequent periods, as we devote additional resources to developing new products and technologies and supporting scheduled new product introductions during the remainder of 2005.
General and Administrative Expenses. General and administrative expenses increased 17%, from $1.7 million in the second quarter of 2004 to $2.0 million in the second quarter of 2005 and increased 37%, from $3.1 million in the first half of 2004 to $4.3 million in the first half of 2005. Outside legal expenses increased by $59,000 and $509,000 in the second quarter and first half of 2005, respectively, compared to the same periods in the prior year, primarily as a result of increased patent application activity, litigation matters, and increased securities law services. Costs related to being a public company, including outside professional fees related to compliance with the Sarbanes-Oxley Act of 2002, increased by $173,000 and $319,000 in the second quarter and first half of 2005, respectively, compared to the same periods in the prior year, as a result of our initial public offering on June 22, 2004. The remaining increase in general and administrative expenses for the second quarter and first half of 2005 is primarily the result of increased personnel-related costs to support overall growth in the business. The aforementioned increases were partially offset by decreases of $256,000 and $310,000 in stock-based compensation charges in the second quarter and first half of 2005, respectively, compared to the same periods in the prior year, primarily as a result of options granted to advisory board members, including the impact of acceleration of the remaining unvested portion of such options in June 2004. The timing and extent of ongoing litigation activity related to defense of our intellectual property rights could cause general and administrative expenses to increase or decrease in future quarters.
Interest Income. Interest income increased from $46,000 in the second quarter of 2004 to $365,000 in the second quarter of 2005 and increased from $77,000 in the first half of 2004 to $704,000 in the first half of 2005. These increases were due to higher average cash and cash equivalent balances as well as improved investment yields in 2005.
Equity in Earnings (Loss) of Joint Venture. Equity in earnings of joint venture decreased from a $19,000 gain in the second quarter of 2004 to a $26,000 loss in the second quarter of 2005 and decreased from a $152,000 gain in the second half of 2004 to a $14,000 gain in the second half of 2005. The decreases were due to a decrease in net income earned by CK Japan. The decrease in CK Japan’s net income was primarily attributable to lower gross margin percentages of CK Japan in 2005 due primarily to programs to expand distribution.
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
Liquidity and Capital Resources
At June 30, 2005, we had $54.6 million in cash and equivalents and investments, representing a decrease of $600,000 compared to our $55.2 million balance of cash and equivalents and investments at December 31, 2004.
During the first half of 2005, we used $1.2 million of cash for operating activities. The increase in cash used for operating activities during the first half of 2005 as compared to the same period in the prior year was primarily due to increased inventory purchases to meet expected demand of certain products, as well as changes in our other operating assets and liabilities. Net cash generated from investing activities was $3.1 million during the first half of 2005, reflecting $3.6 million generated from the sale of investments, offset by $500,000 in purchases of property and equipment, primarily tooling and test equipment related to our product development efforts and, to a lesser degree, computers for newly hired employees. Investments are composed of state and municipal obligations, U.S. Treasury obligations, and investment-grade commercial paper.
Net cash provided by financing activities was $1.1 million for the first half of 2005, attributable to $924,000 in proceeds from the exercise of stock options and $153,000 of proceeds from the issuance of common stock pursuant to our ESPP. For the first half of 2004, net cash provided by financing activities was $48.3 million, primarily attributable to $13.0 million from issuance of preferred stock in January and February of 2004, which was subsequently converted to common stock in connection with our initial public offering in June 2004, and $35.2 million of proceeds from our initial public offering of 4,000,000 shares of common stock in June 2004. Our bank line of credit expired unused in September 2004. We presently have no plans to obtain additional bank financing.
We anticipate that our cash and equivalents and investments at June 30, 2005 will be sufficient to fund our foreseeable cash requirements for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk to which we are subject consists of the risk of loss arising from adverse changes in market interest rates and foreign exchange rates. Exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and we have policies limiting, among other things, the amount of credit exposure to any one issuer. We limit default risk by purchasing only investment-grade securities. We have classified all of our debt securities as available for sale. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments, and cash flows are immaterial.
Our joint venture, CK Japan, has entered into forward currency contracts to hedge anticipated dollar denominated purchases of product from us. These contracts consist solely of forward contracts to acquire dollars at a fixed yen rate. These contracts are reflected on the balance sheet of CK Japan at current fair value and cover a notional amount of $6.3 million, settling at various dates through 2010. Our exposure to these contracts is limited to the impact on our proportional share of the income or loss of CK Japan. We have provided no guarantees with respect to CK Japan, and as a result the maximum loss we would record with respect to our investment would be the carrying value of that investment at any point in time. At June 30, 2005, our investment in CK Japan was carried at $658,000.
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

The effectiveness of any system of disclosure controls and procedures and internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of disclosure controls and procedures and internal control over financial reporting may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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
Super Vision’s lawsuit in Florida was transferred by the court to the United States District Court for the District of Massachusetts. Discovery has closed. Color Kinetics has moved for summary judgment that its patents are infringed, are valid and are enforceable, and also moved for summary judgment dismissing Super Vision’s claims for interference with prospective business relationships, trade disparagement and defamation. Super Vision has moved for summary judgment of invalidity and unenforceability. On April 19, 2005, Color Kinetics was granted its motion for summary judgment regarding Super Vision’s claims against us for interference with prospective business relationships, trade disparagement and defamation. Super Vision has filed a notice of appeal for that decision and we intend to move to dismiss the appeal as premature. We also believe that Super Vision’s claims of invalidity, unenforceability and non-infringement of the patents at issue in our infringement suit against Super Vision are without merit. Cross-motions for summary judgment on these issues have been filed and the Court has taken the motions under advisement.
On March 4, 2004, Super Vision announced that it had acquired from High End Systems a patent relating to variable color lighting systems. On March 5, 2004, Super Vision filed a lawsuit in the United States District Court for the Middle District of Florida alleging that we have infringed the High End patent and seeking damages of $10.5 million. Super Vision’s High End patent lawsuit was subsequently transferred from Florida to the federal court in Massachusetts. We had previously investigated the High End patent and concluded that our products and technology do not infringe any valid claim of the patent. Accordingly, we believe that Super Vision’s High End patent lawsuit is without merit and intend to defend against it vigorously. We have moved to dismiss the lawsuit with prejudice.
TIR Systems, Ltd.
In December 2003, we filed a lawsuit against TIR Systems Ltd, a Canadian corporation, in the United States District Court for the District of Massachusetts. In this litigation, we alleged that certain products of TIR infringe three patents of Color Kinetics. The Complaint has been amended to add a fourth patent. TIR has filed counterclaims seeking declarations that it does not infringe and that the patents are invalid. We believe that these claims by TIR are without merit. The present scheduling order specifies that all discovery is to be completed by late November 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
No change.
Items 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of shareholders of the Company held on May 25, 2005, the shareholders voted on the items described below:
•	To elect the following three Class I directors: Noubar B. Afeyan, Michael Hawley and James F. O’Connor:

Nominee	For	Withhold Authority

Noubar B. Afeyan	15,331,272	6,627
Michael Hawley	15,236,389	101,510
James F. O’Connor	15,331,747	6,152
•	To approve an Amendment of the 2004 Stock Incentive Plan to increase the number of shares currently available for issuance under the plan from 1,000,000 to 1,500,000. The effect of this amendment will be to increase the maximum number of shares issuable under the Stock Incentive Plan from 1,750,000 to 2,250,000:

For	Against	Abstain	Broker Non-Votes
7,489,846	3,720,599	1,200,800	2,926,654
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number	Description
* 3.2	Seventh Amended and Restated Certificate of Incorporation of Color Kinetics Incorporated

* 3.4	Second Amended and Restated By-Laws of Color Kinetics Incorporated

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — William J. Sims

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — David K. Johnson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the similarly numbered exhibit to our Registration Statement on Form S-1, File No. 333-114386.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 02, 2005	COLOR KINETICS INCORPORATED
(Registrant)

	By:	/s/ William J. Sims

William J. Sims
Chief Executive Officer

	By:	/s/ David K. Johnson

David K. Johnson
Chief Financial Officer