Form 10-Q
period 2005-09-30
COLOR KINETICS INC
filed 2005-11-08
CIK 1048611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ?
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of October 28, 2005, there were 18,349,442 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

COLOR KINETICS INCORPORATED
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Color Kinetics Incorporated
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and equivalents	$18,537	$26,198
Investments	37,223	29,022
Restricted cash	100	100
Accounts receivable, net	7,652	5,346
Accounts receivable from related parties	285	31
Inventory	6,241	4,730
Prepaid expenses and other current assets	2,749	2,076

Total current assets	72,787	67,503
PROPERTY AND EQUIPMENT—net	1,210	1,147
INVESTMENT IN JOINT VENTURE	784	557
RESTRICTED CASH—Non-current portion	900	1,000

TOTAL ASSETS	$75,681	$70,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,933	$1,681
Accounts payable to related parties	224	48
Accrued expenses	1,811	1,458
Accrued compensation	1,769	1,731
Accrued restructuring	388	405
Accrued warranty	850	860
Deferred revenue	425	379

Total current liabilities	7,400	6,562

ACCRUED RESTRUCTURING	340	628

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value	18	18
Additional paid-in capital	98,990	97,059
Accumulated other comprehensive income	(100)	(122)
Accumulated deficit	(30,967)	(33,938)

Total stockholders’ equity	67,941	63,017

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,681	$70,207

See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

REVENUES (1):
Lighting systems	$11,361	$9,275	$31,672	$24,767
OEM and licensing	2,697	1,786	6,755	4,670

Total revenues	14,058	11,061	38,427	29,437
COST OF REVENUES:
Lighting systems	5,457	4,392	15,145	12,038
OEM and licensing	1,137	1,089	3,103	2,542

Total cost of revenues	6,594	5,481	18,248	14,580

GROSS PROFIT	7,464	5,580	20,179	14,857

OPERATING EXPENSES:
Selling and marketing	3,004	2,284	8,257	6,177
Research and development	1,162	886	3,369	2,491
General and administrative (2)	2,587	1,807	6,839	4,911

Total operating expenses	6,753	4,977	18,465	13,579

INCOME FROM OPERATIONS	711	603	1,714	1,278
INTEREST INCOME	443	181	1,147	258
EQUITY IN EARNINGS OF JOINT VENTURE	96	69	110	221

NET INCOME	$1,250	$853	$2,971	$1,757

EARNINGS PER SHARE:
Basic	$0.07	$0.05	$0.16	$0.21
Diluted	$0.06	$0.04	$0.15	$0.11
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,251	17,881	18,113	8,560
Diluted	19,672	19,409	19,558	16,648

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(1) Includes revenues from related parties as follows:
Lighting systems	$1,195	$1,019	$3,858	$2,938
OEM and licensing	56	30	72	90

Total related party revenues	$1,251	$1,049	$3,930	$3,028

(2) Includes stock-based compensation of	$8	$8	$24	$339

See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,971	$1,757
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	746	536
Loss on disposal of property and equipment	4	—
Stock-based compensation	24	339
Equity in earnings of joint venture	(110)	(221)
Common stock issued for services	37	—
Changes in assets and liabilities:
Accounts receivable	(2,560)	(878)
Inventory	(1,511)	(1,071)
Prepaid expenses and other current assets	(673)	(182)
Accounts payable	428	411
Accrued expenses	381	1,152
Deferred revenue	46	(57)
Accrued restructuring	(305)	(320)

Net cash flows from operating activities	(522)	1,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(43,357)	(15,000)
Maturities of investments	35,097	—
Purchases of property and equipment	(813)	(513)
Proceeds from restricted cash	100	100

Net cash flows from investing activities	(8,973)	(15,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	1,594	28
Proceeds from issuance of redeemable convertible preferred stock — net of issuance costs	—	13,003
Proceeds from issuance of common stock—net of issuance costs	277	35,227

Net cash flows from financing activities	1,871	48,258

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(37)	(43)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(7,661)	34,268
CASH AND EQUIVALENTS—Beginning of period	26,198	5,686

CASH AND EQUIVALENTS—End of period	$18,537	$39,954

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock	$—	$61,082

Common stock issued for services	$37	$—

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
Basis of Presentation —The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2004 included in our Annual Report on Form 10-K (File No. 000-50798) filed with the Securities and Exchange Commission.
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
Had we used the fair value method to measure compensation related to stock awards to employees, with the measurement date being the date of grant, pro forma net income and pro forma earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$1,250	$853	$2,971	$1,757
Add: stock-based compensation determined under intrinsic value method for employee awards	8	8	24	13
Less: pro forma compensation expense related to the ESPP	(24)	—	(74)	—
Less: pro forma stock-based compensation expense related to option plans	(382)	(70)	(1,159)	(246)

Pro forma net income	$852	$791	$1,762	$1,524

Basic earnings per share
As reported	$0.07	$0.05	$0.16	$0.21
Pro forma	$0.05	$0.04	$0.10	$0.18

Diluted earnings per share
As reported	$0.06	$0.04	$0.15	$0.11
Pro forma	$0.04	$0.04	$0.09	$0.09
The fair value of options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004
ESPP (1):
Risk-free interest rate	2.9%	—
Volatility	66%	—
Dividend yield	0%	—
Expected life in years	0.5	—
Stock Options:
Risk-free interest rate	3.9%	3.6%
Volatility	67%	58%
Dividend yield	0%	0%
Expected life in years	4	4

(1)	The ESPP was established in June 2004 and the first issuance of ESPP shares was not completed until February 1, 2005; accordingly, valuation factors are not applicable prior to that date.
The weighted average fair value of options granted during the three and nine months ended September 30, 2005 and 2004 was $5.83, $5.86, $4.39 and $1.24, respectively.

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
We are currently evaluating the two methods of adoption allowed by SFAS No. 123R: the modified prospective application method and the modified retrospective application method. We anticipate that adoption of SFAS No. 123R under either method will significantly increase the amount of our stock-based compensation expense included in net earnings. In addition, SFAS No. 123R requires that excess tax benefits related to stock-based compensation expense be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.
4. Inventory
Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following (in thousands):

	September 30,	December 31,
	2005	2004

Finished goods	$5,525	$4,270
Raw material components	716	460

Total	$6,241	$4,730

5. Warranty Reserve
Our products are generally warranted against defects for twelve months following purchase. Reserves for potential warranty claims are provided at the time of revenue recognition based on historical claims experience, repair costs and current sales levels. Activity within the reserve was as follows in the nine months ended September 30, 2005 and 2004 (in thousands):

	2005	2004

Balance, beginning of period	$860	$404
Provisions in cost of revenues	431	516
Expenditures	(441)	(206)

Balance, end of period	$850	$714

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
For the three and nine months ended September 30, 2005 and 2004, outstanding stock options to purchase approximately 475,000, 610,000, 0, and 629,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share, because including these options would be anti-dilutive. A reconciliation of shares used in the computation of basic earnings per share and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average shares for basic computation	18,251	17,881	18,113	8,560
Potential common shares from:
Options	976	1,099	1,008	894
Warrants	445	429	437	402
Redeemable convertible preferred stock	—	—	—	6,792

Weighted average shares for diluted computation	19,672	19,409	19,558	16,648

On a pro forma basis, basic earnings per share for the three and nine months ended September 30, 2004 would have been $0.04 and $0.09 per share, respectively, if the conversion of preferred stock to common stock in connection with our initial public offering had occurred at the beginning of the period in which such preferred shares were outstanding.
7. Segment Information
We operate in two distinct segments. These segments are identified by reference to the manner in which our chief operating decision maker allocates resources and assesses the business, which is generally by the type of customer each segment serves. The first segment is “Lighting Systems,” through which we offer intelligent solid-state lighting systems under the Color Kinetics brand for installation in lighting projects where their use has typically been specified by a designer or architect. The second segment is “OEM and Licensing,” through which we offer a standard line of intelligent solid-state lighting modules, custom components and other products that can be incorporated by manufacturers in products sold under their own brands. Included also in the OEM and Licensing segment is the licensing of our technology.
Direct contribution margin includes direct costs normally associated with costs of revenues and additional direct costs, such as direct selling expenses, included in other expense categories contained in the accompanying statements of operations. Based on available information, we do not generate information regarding indirect costs by segment or assets or cash flows by segment, and hence, such information is not provided below. The information set forth below is prepared in accordance with the accounting principles referred to in Note 1, with the exception that direct costs include some expenses normally allocated to different expense categories in our consolidated statement of operations. There are no inter-segment transactions.
The following tables set forth our segment information on an interim basis (in thousands):

Three Months Ended September 30,	2005			2004
	Lighting	OEM and		Lighting	OEM and
	Systems	Licensing	Total	Systems	Licensing	Total
Revenues	$11,361	$2,697	$14,058	$9,275	$1,786	$11,061
Cost of revenues	5,457	1,137	6,594	4,392	1,089	5,481

Gross profit	5,904	1,560	7,464	4,883	697	5,580
Other direct costs	3,100	322	3,422	2,327	169	2,496

Direct contribution margin	$2,804	$1,238	4,042	$2,556	$528	3,084

Reconciling items to income from operations:
Unallocated selling and marketing			289			296
Unallocated research and development			454			378
Unallocated general and administrative			2,587			1,807

Income from operations			$711			$603

Nine Months Ended September 30,	2005			2004
	Lighting	OEM and		Lighting	OEM and
	Systems	Licensing	Total	Systems	Licensing	Total
Revenues	$31,672	$6,755	$38,427	$24,767	$4,670	$29,437
Cost of revenues	15,145	3,103	18,248	12,038	2,542	14,580

Gross profit	16,527	3,652	20,179	12,729	2,128	14,857
Other direct costs	8,437	883	9,320	6,070	554	6,624

Direct contribution margin	$8,090	$2,769	10,859	$6,659	$1,574	8,233

Reconciling items to income from operations:
Unallocated selling and marketing			986			923
Unallocated research and development			1,320			1,121
Unallocated general and administrative			6,839			4,911

Income from operations			$1,714			$1,278

8. Comprehensive Income
Comprehensive income includes foreign currency translation gains and losses, as well as unrealized gains and losses on investments that have been excluded from net income and reflected instead as a component of stockholders’ equity. The following table sets forth the calculation of comprehensive income on an interim basis (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$1,250	$853	$2,971	$1,757
Foreign currency translation adjustments	(8)	25	(82)	25
Unrealized holding gains (losses) on investments	(19)	—	60	—

Total comprehensive income	$1,223	$878	$2,949	$1,782

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
In June 2002, we filed a lawsuit against Super Vision in the United States District Court for the District of Massachusetts. In this litigation, we alleged that certain products of Super Vision, including solid-state architectural lighting fixtures, pool lights and spa lights, infringe four of the patents at issue in Super Vision’s declaratory judgment action; this complaint has been amended to assert infringement of a fifth patent.
Super Vision’s lawsuit in Florida was transferred by the court to the United States District Court for the District of Massachusetts. We moved for summary judgment that our patents are infringed, are valid and are enforceable, and also moved for summary judgment dismissing Super Vision’s claims for interference with prospective business relationships, trade disparagement and defamation. On April 19, 2005, our motion for summary judgment regarding Super Vision’s claims against us for interference with prospective business relationships, trade disparagement and defamation was granted. On August 22, 2005, the District Court granted our motions for summary judgment, finding that the patents in the suit are valid and infringed. The District Court also granted summary judgment rejecting Super Vision’s claims that we were guilty of inequitable conduct regarding our actions with the United States Patent and Trademark Office. We have moved for an award of our attorney fees and, if this motion is granted, will move for final judgment and an injunction against further sales of the Super Vision products in the suit and variants of them.

On March 4, 2004, Super Vision announced that it had acquired from High End Systems a patent relating to variable color lighting systems. On March 5, 2004, Super Vision filed a lawsuit in the United States District Court for the Middle District of Florida alleging that we have infringed the High End patent and seeking damages of $10.5 million. Super Vision’s High End patent lawsuit was subsequently transferred from Florida to the federal court in Massachusetts. On September 15, 2005, the District Court dismissed the lawsuit, determining that Super Vision was not the owner of the High End Patent and that it was, instead, simply a non-exclusive licensee, with no right to enforce the patent. The dismissal was with prejudice for Super Vision’s past claims, but the Court stated that the dismissal would not prejudice a new suit if Super Vision in the future acquired sufficient ownership rights to assert claims based on the patent.
TIR Systems, Ltd.
In December 2003, we filed a lawsuit against TIR Systems Ltd, a Canadian corporation, in the United States District Court for the District of Massachusetts. In this litigation, we alleged that certain products of TIR infringe three of our patents. The Complaint has been amended to add a fourth patent. TIR has filed counterclaims seeking declarations that it does not infringe and that the patents are invalid. We believe that these claims by TIR are without merit. The present scheduling order specifies that fact discovery is to be completed by mid-January 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statements
The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q contains, and other information provided by us or statements made by our directors, officers or employees from time to time may contain, forward-looking statements and information, which involve risks and uncertainties. Actual future results may differ materially. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions and other statements which are other than statements of historical facts. In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “believes,” “contemplates,” “predicts,” “projects,” “continue” and other similar terminology or the negative of these terms. All such forward-looking statements, whether written or oral, are expressly qualified by any cautionary statements which may accompany the forward-looking statements, and by the cautionary statements set forth under the heading “Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2004. Those factors include, without limitation:
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
We refer smaller North American lighting systems orders (generally those having a value less than $10,000), as well as certain orders for specifically defined regions of the Canadian marketplace, to a distributor, Color Kinetics Distribution, Inc., (“CKDI”), which is not affiliated with Color Kinetics.
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
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for us in the first quarter of the first annual reporting period that begins after June 15, 2005.
We are currently evaluating the two methods of adoption allowed by SFAS No. 123R: the modified prospective application method and the modified retrospective application method. We anticipate that adoption of SFAS No. 123R under either method will significantly increase the amount of our stock-based compensation expense recorded in the income statement. In addition, SFAS No. 123R requires that excess tax benefits related to stock-based compensation expense be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.
Results of Operations
The following table sets forth certain income and expense items as a percentage of total revenues (or, in the case of our cost of lighting systems revenues and cost of OEM and licensing revenues, as a percentage of the related revenues):

	Percentage of Total Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Lighting systems	81%	84%	82%	84%
OEM and licensing	19	16	18	16

Total revenues	100	100	100	100
Cost of revenues:
Cost of lighting systems, as a percentage of lighting systems revenues	48	47	48	49
Cost of OEM and licensing, as a percentage of OEM and licensing revenues	42	61	46	54

Total cost of revenues	47	50	47	50

Gross profit	53	50	53	50

Operating expenses:
Selling and marketing	21	21	21	21
Research and development	8	8	9	8
General and administrative	19	16	18	17

Total operating expenses	48	45	48	46

Income from operations	5	5	5	4
Interest income	3	2	3	1
Equity in earnings of joint venture	1	1	—	1

Net income	9%	8%	8%	6%

Revenues. Total revenues increased 27%, from $11.1 million in the third quarter of 2004 to $14.1 million in the third quarter of 2005 and increased 31%, from $29.4 million in the first nine months of 2004 to $38.4 million in the first nine months of 2005.
Lighting systems revenues increased 22%, from $9.3 million in the third quarter of 2004 to $11.4 million in the third quarter of 2005 and increased 28%, from $24.8 million in the first nine months of 2004 to $31.7 million in the first nine months of 2005. Lighting systems revenues in the United States of America and Canada increased 13%, from $6.2 million in the third quarter of 2004 to $6.9 million in the third quarter of 2005 and increased 16%, from $16.3 million in the first nine months of 2004 to $18.8 million in the first nine months of 2005. Lighting systems revenues in markets outside the United States of America and Canada increased 42%, from $3.1 million in the third quarter of 2004 to $4.5 million in the third quarter of 2005 and increased 51%, from $8.5 million in the first nine months of 2004 to $12.9 million in the first nine months of 2005.
The increases in lighting systems revenues for the third quarter and first nine months of 2005 as compared to the same periods in 2004 were primarily attributable to increased worldwide market acceptance of our intelligent solid-state lighting systems, the addition of new products to our product line in prior periods, growth in our direct sales force, and our ongoing efforts to expand and support our network of North American manufacturer’s representatives and international distributors. Sales in the Japanese market to CK Japan increased 23% to $1.3 million in the third quarter of 2005 from $1.0 million in the third quarter of 2004 and increased 34%, to $3.9 million in the first nine months of 2005 from $2.9 million in the first nine months of 2004.
Our OEM and licensing revenues increased 51%, from $1.8 million in the third quarter of 2004 to $2.7 million in the third quarter of 2005 and increased 45%, from $4.7 million in the first nine months of 2004 to $6.8 million in the first nine months of 2005. The increase in the third quarter and first nine months of 2005 as compared to the same periods in 2004 was primarily attributable to increased product sales to an individual customer in the special event field, which accounted for $1.3 million and $2.8 million of revenues in the third quarter and first nine months of 2005, respectively, compared to $143,000 and $687,000 of revenues in the third quarter and first nine months of 2004, respectively. Our licensing revenues amounted to $423,000, $803,000, $249,000 and $736,000 in the third quarter and first nine months of 2005 and 2004, respectively. Licensing revenues in the first nine months of 2004 included an upfront license payment of $350,000 received in connection with a licensing agreement signed in the first quarter of 2004. We had agreements with 34 OEM and licensing customers at September 30, 2005.
Revenues derived from sales of lighting systems and OEM products to CK Japan represented 9% and 10% of total revenues in the third quarter and first nine months, respectively, of both 2004 and 2005.
Revenues derived from sales of lighting systems products to CKDI decreased from 11% and 12% of total revenues to 8% and 10% of total revenues in the third quarter and first nine months of 2004 and 2005, respectively.
Gross Profit. Gross profit increased from $5.6 million in the third quarter of 2004 to $7.5 million in the third quarter of 2005 and from $14.9 million in the first nine months of 2004 to $20.2 million in the first nine months of 2005. These dollar increases were attributable primarily to increased sales and to improved overall profit margins. Gross profit as a percentage of revenues, or gross margin, increased from 50.4% in the third quarter of 2004 to 53.1% in the third quarter of 2005 and increased from 50.4% in the first nine months of 2004 to 52.5% in the first nine months of 2005.
Gross margin from lighting systems decreased from 52.6% in the third quarter of 2004 to 52.0% in the third quarter of 2005 and increased from 51.4% in the first nine months of 2004 to 52.2% in the first nine months of 2005. The decrease in the third quarter of 2005 was primarily attributable to a higher proportion of international sales in the third quarter of 2005, which typically have a lower gross margin as compared to sales in the United States and Canada. The increase in the first nine months of 2005 was primarily attributable to reduced raw materials and product costs, an overall more favorable product mix, and reduced costs associated with improved product quality. Gross margin from lighting systems may vary from period to period depending on a number of factors, most notably product mix, changes in material costs, and the timing of larger deals which, on average, tend to have lower gross margins.
Gross margin from our OEM and licensing business increased from 39.0% in the third quarter of 2004 to 57.8% in the third quarter of 2005 and increased from 45.6% in the first nine months of 2004 to 54.1% in the first nine months of 2005. The increases were primarily attributable to a higher percentage of licensing revenues and an overall more favorable product mix. Gross margin for our OEM and licensing business may vary in future periods depending on the mix of OEM product revenues and the relative percentage of licensing revenues.
Selling and Marketing Expenses. Selling and marketing expenses increased 32%, from $2.3 million in the third quarter of 2004 to $3.0 million in the third quarter of 2005 and increased 34%, from $6.2 million in the first nine months of 2004 to $8.3 million in the first nine months of 2005. These increases were primarily attributable to an increase in payroll and travel-related expenses due to an expansion of our sales force and hiring of additional product management personnel, an increase in marketing and channel support programs, and increases in sales commissions to employees and commissions to our manufacturer’s representatives as a result of our revenue growth. As a percentage of total revenues, sales and marketing expenses remained constant at 21% for each of the third quarter and first nine month periods of 2004 and 2005. We expect our selling and marketing expenses to increase in dollar amount in subsequent periods, as we devote additional resources to marketing programs and incur costs associated with recent and planned headcount increases.
Research and Development Expenses. Research and development expenses increased 31%, from $886,000 in the third quarter of 2004 to $1.2 million in the third quarter of 2005 and increased 35%, from $2.5 million in the first nine months of 2004 to $3.4 million in the first nine months of 2005. The increases were primarily attributable to increases in our research and development headcount based both in our Boston and China offices, as well as to increased spending on materials and supplies for new product development and testing. As a percentage of total revenues, research and development expenses remained constant at 8% for each of the third quarter periods presented and increased from 8% in the first nine months of 2004 to 9% in the first nine months of 2005. The increase in research and development expenses as a percentage of revenues in the first nine months of 2005 compared to the first nine months of 2004 was attributable primarily to increases in headcount and spending on materials and supplies for new product development and testing. We expect our research and development expenses to increase in dollar amount in subsequent periods, as we devote additional resources to developing new products and technologies and supporting scheduled new product introductions.
General and Administrative Expenses. General and administrative expenses increased 43%, from $1.8 million in the third quarter of 2004 to $2.6 million in the third quarter of 2005 and increased 39%, from $4.9 million in the first nine months of 2004 to $6.8 million in the first nine months of 2005. Outside legal expenses related to patent prosecution and patent litigation were $698,000, $1.6 million, $402,000, and $904,000 in the third quarter and first nine months of 2005 and 2004, respectively. Newly arising in 2005 were outside professional fees related to compliance with the Sarbanes-Oxley Act of 2002, amounting to $189,000 and $309,000 in the third quarter and first nine months of 2005, respectively. The remaining increase in general and administrative expenses for the third quarter and first nine months of 2005 was primarily the result of increased personnel-related costs to support overall growth in the business. However, the increases in the first nine months of 2005 were partially offset by a decrease of $313,000 in stock-based compensation charges compared to the same period in the prior year, primarily as a result of options granted to advisory board members, including the impact of acceleration of the remaining unvested portion of such options in June 2004. The timing and extent of ongoing litigation activity related to defense of our intellectual property rights could cause general and administrative expenses to increase or decrease in future quarters.
Interest Income. Interest income increased from $181,000 in the third quarter of 2004 to $443,000 in the third quarter of 2005 and increased from $258,000 in the first nine months of 2004 to $1.1 million in the first nine months of 2005. These increases were due to higher average cash and cash equivalents and investment balances attributable to our initial public offering, as well as improved investment yields in 2005.
Equity in Earnings of Joint Venture. Equity in earnings of joint venture increased from a $69,000 gain in the third quarter of 2004 to a $96,000 gain in the third quarter of 2005 and decreased from a $221,000 gain in the first nine months of 2004 to a $110,000 gain in the first nine months of 2005. The variances were due to fluctuations in net income earned by CK Japan. The increase in CK Japan’s net income in the third quarter of 2005 as compared to the third quarter of 2004 was primarily attributable to a decrease in operating expenses. The decrease in CK Japan’s net income in the first nine months of 2005 as compared to the first nine months of 2004 was primarily attributable to lower gross margin percentages of CK Japan in 2005 due primarily to programs to expand distribution.
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
Liquidity and Capital Resources
At September 30, 2005, we had $55.8 million in cash and equivalents and investments, representing an increase of $600,000 compared to our $55.2 million balance of cash and equivalents and investments at December 31, 2004.
During the first nine months of 2005, we used $522,000 of cash for operating activities, as compared to $1.5 million of cash provided during the first nine months of 2004. The increase in cash used for operating activities during the first nine months of 2005 as compared to the same period in the prior year was primarily due to increased inventory purchases during the first nine months of 2005 to meet expected demand of certain products, higher accounts receivable balances as a result of revenue growth, and changes in our other operating assets and liabilities.
Net cash used in investing activities was $9.0 million during the first nine months of 2005, reflecting net purchases of investments of $8.3 million, purchases of property and equipment, primarily tooling and test equipment related to our product development efforts, of $813,000, and proceeds from restricted cash representing partial return of a security deposit on our primary office lease of $100,000. Investments are composed of state and municipal obligations, U.S. Treasury obligations, and investment-grade commercial paper.
Net cash provided by financing activities was $1.9 million for the first nine months of 2005, attributable to $1.6 million in proceeds from the exercise of stock options and $277,000 of proceeds from the issuance of common stock pursuant to our

ESPP. Our bank line of credit expired unused in September 2004. We presently have no plans to obtain additional bank financing.
We anticipate that our cash and equivalents and investments at September 30, 2005 will be sufficient to fund our foreseeable cash requirements for at least the next twelve months.
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
Our joint venture, CK Japan, has entered into forward currency contracts to hedge anticipated dollar denominated purchases of product from us. These contracts consist solely of forward contracts to acquire dollars at a fixed yen rate. These contracts are reflected on the balance sheet of CK Japan at current fair value and cover a notional amount of $6.0 million, settling at various dates through 2010. Our exposure to these contracts is limited to the impact on our proportional share of the income or loss of CK Japan. We have provided no guarantees with respect to CK Japan, and as a result the maximum loss we would record with respect to our investment would be the carrying value of that investment at any point in time. At September 30, 2005, our investment in CK Japan was carried at $784,000.
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
In June 2002, we filed a lawsuit against Super Vision in the United States District Court for the District of Massachusetts. In this litigation, we alleged that certain products of Super Vision, including solid-state architectural lighting fixtures, pool lights and spa lights, infringe four of the patents at issue in Super Vision’s declaratory judgment action; this complaint has been amended to assert infringement of a fifth patent.
Super Vision’s lawsuit in Florida was transferred by the court to the United States District Court for the District of Massachusetts. We moved for summary judgment that our patents are infringed, are valid and are enforceable, and also moved for summary judgment dismissing Super Vision’s claims for interference with prospective business relationships, trade disparagement and defamation. On April 19, 2005, our motion for summary judgment regarding Super Vision’s claims against us for interference with prospective business relationships, trade disparagement and defamation was granted. On August 22, 2005, the District Court granted our motions for summary judgment, finding that the patents in the suit are valid and infringed. The District Court also granted summary judgment rejecting Super Vision’s claims that we were guilty of inequitable conduct regarding our actions with the United States Patent and Trademark Office. We have moved for an award of our attorney fees and, if this motion is granted, will move for final judgment and an injunction against further sales of the Super Vision products in the suit and variants of them.
On March 4, 2004, Super Vision announced that it had acquired from High End Systems a patent relating to variable color lighting systems. On March 5, 2004, Super Vision filed a lawsuit in the United States District Court for the Middle District of Florida alleging that we have infringed the High End patent and seeking damages of $10.5 million. Super Vision’s High End patent lawsuit was subsequently transferred from Florida to the federal court in Massachusetts. On September 15, 2005, the District Court dismissed the lawsuit, determining that Super Vision was not the owner of the High End Patent and that it was, instead, simply a non-exclusive licensee, with no right to enforce the patent. The dismissal was with prejudice for Super Vision’s past claims, but the Court stated that the dismissal would not prejudice a new suit if Super Vision in the future acquired sufficient ownership rights to assert claims based on the patent.
TIR Systems, Ltd.
In December 2003, we filed a lawsuit against TIR Systems Ltd, a Canadian corporation, in the United States District Court for the District of Massachusetts. In this litigation, we alleged that certain products of TIR infringe three of our patents. The Complaint has been amended to add a fourth patent. TIR has filed counterclaims seeking declarations that it does not infringe and that the patents are invalid. We believe that these claims by TIR are without merit. The present scheduling order specifies that fact discovery is to be completed by mid-January 2006.
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

Date: November 8, 2005	COLOR KINETICS INCORPORATED (Registrant)
	By:	/s/ William J. Sims
William J. Sims
Chief Executive Officer

	By:	/s/ David K. Johnson
David K. Johnson
Chief Financial Officer