Form 10-K/A
period 2004-12-31
COLOR KINETICS INC
filed 2005-12-30
CIK 1048611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-50798
COLOR KINETICS INCORPORATED
(Exact name of registrant as specified in its charter)

DELAWARE	04-3391805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 Milk Street, Suite 1100
Boston, Massachusetts 02108
(Address of principal executive offices)
Telephone Number: (617) 423-9999
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock $.001 par value

Title of each class
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐     No  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐     No  ☑
As of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $121,127,837.
As of February 28, 2005, there were 17,989,656 common shares outstanding.

PART II
Item 9B. Other Information
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Ex-10.21 Incentive Stock Option Agreement
Ex-10.22 Non-Statutory Stock Option Agreement
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO & CFO

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Filing”), which was initially filed with the Securities and Exchange Commission on March 15, 2005, is being made solely to amend the Original Filing as follows:
•	To amend Part II, Item 9B, to include information concerning the grant of stock options to executive officers and directors of the Registrant that, pursuant to Question 9 of the SEC’s Frequently Asked Questions concerning Current Reports on Form 8-K, released on November 23, 2004, should have been reported on a current basis on Form 8-K during the period covered by the report;

•	To amend Part IV, Item 15(b) to update the exhibit index to reflect the inclusion as exhibits of the form of incentive stock option agreement used for executive officers, and the form of nonqualified stock option agreement used for executive officers and for directors; and

•	To include the foregoing forms of incentive stock option agreement and nonqualified stock option agreement as exhibits 10.21 and 10.22 to this report.
The complete text of Item 9B and Item 15(b), as amended, is included in this Amendment No. 1.
With the exception of the foregoing, no other information in the Annual Report on Form 10-K for the period ended December 31, 2004 has been supplemented, updated or amended.
PART II
Item 9B. Other Information
          During the three months ended December 31, 2004, the Registrant granted incentive and nonqualified stock options to certain executive officers and directors of the Registrant, pursuant to the Registrant’s 2004 Stock Incentive Plan, as follows:

			Number of	Number of
			Shares	Shares	Exercise
			Underlying	Underlying	Price
		Date of	Incentive Stock	Nonqualified	Per
Name	Title at Date of Grant	Grant	Options	Stock Options	Share
Coggeshall, Mark	Vice President, Product and Program Management	12/16/2004	12,918	22,082	$16.10

Johnson, David K	Chief Financial Officer, Vice President, Finance and Treasurer	12/16/2004	12,550	37,450	$16.10

Lys, Ihor	Chief Technology Officer	12/16/2004	21,932	28,068	$16.10

Morgan, Frederick	Vice President, Engineering	12/16/2004	12,011	37,989	$16.10

Mueller, George	Chief Executive Officer and Chairman of the Board	12/16/2004	20,185	79,815	$16.10

Nortrup, Edward H	Vice President and Corporate Counsel	12/16/2004	9,630	5,370	$16.10

Pattison, Kathryn	Vice President, Marketing	12/16/2004	9,881	119	$16.10

Sims, William	Chief Operating Officer, President and Director	12/16/2004	4,242	95,758	$16.10

Letasi, Raymond	Vice President, International Sales	12/16/2004	19,417	5,583	$16.10

Emma, David	Vice President, OEM and Licensing	10/28/2004	25,092	14,908	15.94
          The form of incentive stock option agreement used for executive officers, and the form of nonqualified stock option agreement used for executive officers and for directors, are attached as exhibits 10.21 and 10.22 to this report.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(b)	Exhibits

Documents listed below are being filed as exhibits in this Annual Report on Form 10-K/A. Documents preceded with an asterisk are not included herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the SEC under the Securities Exchange Act of 1934 (the Act), reference is made to such documents as previously filed as exhibits with the SEC.

Exhibit No.	Description

*3.2	Seventh Amended and Restated Certificate of Incorporation of Color Kinetics Incorporated

*3.4	Second Amended and Restated By-Laws of Color Kinetics Incorporated

*4.1	Specimen certificate for common stock of Color Kinetics Incorporated

*10.1	1998 Incentive and Non-Statutory Stock Option Plan **

*10.2	2004 Employee Stock Purchase Plan **

*10.3	2004 Stock Incentive Plan **

*10.5	Lease Agreement by and between Color Kinetics Incorporated and RAK Old South Associates Limited Partnership, dated as of April 25, 2000

*10.6	Letter from registrant to RAK Group, LLC exercising option to lease additional space, dated June 28, 2000

*10.7	Storage Space Lease Agreement by and between Color Kinetics Incorporated and RAK Old South Associates Limited Partnership, dated April 25, 2000

*10.8	Sublease Agreement by and between Color Kinetics Incorporated and SmartBargains, Inc., dated as of September 24, 2002

*10.9	First Amendment to Sublease Agreement by and between Color Kinetics Incorporated and SmartBargains, Inc., dated as of October 30, 2002

*10.10	Lease by and between Color Kinetics Incorporated and Shenzhen Talfook Chong Industrial Co., LTD dated December 8, 2003

*10.11	Letter from registrant to William J. Sims dated September 14, 2001, stating terms of employment **

*10.12	Loan and Security Agreement by and between Color Kinetics Incorporated and Silicon Valley Bank dated September 2, 2003

*10.13	Letter agreement by and between Color Kinetics Incorporated and William J. Sims, dated September 14, 2001 **

*10.14	Letter agreement by and between Color Kinetics Incorporated and Kevin J. Dowling, dated April 2, 2001 **

*10.15	Letter agreement by and between Color Kinetics Incorporated and David Johnson, dated April 2, 2001 **

*10.16	Letter agreement by and between Color Kinetics Incorporated and Ihor Lys, dated April 2, 2001 **

*10.17	Letter agreement by and between Color Kinetics Incorporated and Fritz Morgan, dated April 2, 2001 **

*10.18	Letter agreement by and between Color Kinetics Incorporated and George Mueller, dated April 2, 2001 **

*10.19	Letter agreement by and between Color Kinetics Incorporated and Kathryn Pattison, dated April 2, 2001 **

*10.20	Joint Venture Agreement by and between Color Kinetics Incorporated, Yamagiwa Corporation, ALS Incorporated and Color Kinetics Japan Incorporated, dated as of April 2, 2001

***10.21	Form of incentive stock option agreement used for executive officers **

***10.22	Form of nonqualified stock option agreement used for executive officers and for directors **

*21.1	List of subsidiaries of the Registrant

*23.1	Consent of Independent Registered Public Accounting Firm

*23.2	Independent Auditors’ Consent for Color Kinetics Japan Incorporated

***31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 — William J. Sims

***31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 — David K. Johnson

***32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*99.1	Financial statements of Color Kinetics Japan Incorporated

*	Filed or incorporated by reference as the exhibit of the same number to our Annual Report on Form 10-K for the period ended December 31, 2004, filed on March 15, 2005, and incorporated herein by reference.

**	Management contract or compensatory plan or arrangement.

***	Filed herewith.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of December 2005.

COLOR KINETICS INCORPORATED

By: /s/ William J. Sims

William J. Sims
Chief Executive Officer