Form 10-Q/A
period 2005-06-30
COLOR KINETICS INC
filed 2005-12-30
CIK 1048611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 28, 2005, there were 18,177,016 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (the “Original Filing”), which was initially filed with the Securities and Exchange Commission on August 2, 2005, is being made solely to amend Part II, Item 5, to include information concerning the grant of stock options to directors of the Registrant that, pursuant to Question 9 of the SEC’s Frequently Asked Questions concerning Current Reports on Form 8-K, released on November 23, 2004, should have been reported on a current basis on Form 8-K during the period covered by the report.
The complete text of Item 5, as amended, is included in this Amendment No. 1.
With the exception of the foregoing, no other information in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 has been supplemented, updated or amended.
PART II
Item 5. Other Information
     During the three months ended June 30, 2005, the Registrant granted nonqualified stock options to certain directors of the Registrant, pursuant to the Registrant’s 2004 Stock Incentive Plan, as follows:

			Number of
			Shares	Exercise
			Underlying	Price
			Nonqualified	Per
Name	Title at Date of Grant	Date of Grant	Stock Options	Share
Abele, John E.	Director	4/25/2005	25,000	$11.32
Afeyan, Noubar	Director	5/25/2005	7,500	$11.61
Hawley, Michael	Director	5/25/2005	7,500	$11.61
O’Connor, James F	Director	5/25/2005	7,500	$11.61
     The form of nonqualified stock option agreement used for directors is attached as exhibit 10.22 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which Amendment No. 1 was filed with the Securities and Exchange Commission on the date hereof.

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