Form 10-Q/A
period 2005-09-30
COLOR KINETICS INC
filed 2005-12-30
CIK 1048611

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

PART II
Item 5. Other Information
SIGNATURES
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO & CFO

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (the “Original Filing”), which was initially filed with the Securities and Exchange Commission on November 8, 2005, is being made solely to amend Part II, Item 5, to include information concerning the grant of stock options to directors of the Registrant that, pursuant to Question 9 of the SEC’s Frequently Asked Questions concerning Current Reports on Form 8-K, released on November 23, 2004, should have been reported on a current basis on Form 8-K during the period covered by the report.
The complete text of Item 5, as amended, is included in this Amendment No. 1.
With the exception of the foregoing, no other information in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 has been supplemented, updated or amended.
PART II
Item 5. Other Information
          During the three months ended September 30, 2005, the Registrant granted nonqualified stock options to certain directors of the Registrant, pursuant to the Registrant’s 2004 Stock Incentive Plan, as follows:

			Number of
			Shares	Exercise
			Underlying	Price
		Date of	Nonqualified	Per
Name	Title at Date of Grant	Grant	Stock Options	Share
Abele, John E.	Director	7/19/2005	7,500	$11.61
Allison, Elisabeth	Director	7/19/2005	7,500	$11.61
Armen, Garo	Director	7/19/2005	7,500	$11.61
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