Form 10-K
period 2005-12-31
COLOR KINETICS INC
filed 2006-03-15
CIK 1048611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
Common Stock $.001 par value
Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock and non-voting stock held by non-affiliates of the registrant was approximately $136,731,320 (all voting).

As of February 28, 2006, there were 18,420,328 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2006 are incorporated by reference into Part III.

COLOR KINETICS INCORPORATED

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Annual Report on Form 10-K contains, and other information provided by Color Kinetics Incorporated or statements made by our directors, officers or employees from time to time may contain, forward-looking statements and information, which involve risks and uncertainties. Actual future results may differ materially. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions and other statements which are other than statements of historical facts. In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “believes,” “contemplates,” “predicts,” “projects,” “continue” and other similar terminology or the negative of these terms. All such forward-looking statements, whether written or oral, are expressly qualified by the cautionary statements contained in this Annual Report on Form 10-K, including those set forth below under the heading “Risk Factors,” and any other cautionary statements which may accompany the forward-looking statements. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements we make.

Item 1.	Business

We design, market and license LED lighting systems. Our systems use semiconductor devices known as light emitting diodes, or LEDs, as the light source. The performance, efficiency and cost of LEDs have been improving rapidly, enabling them to displace traditional light sources, such as incandescent lamps and neon lighting, in many applications. Using proprietary digital control methods (our patented Chromacore and Chromasic technologies) our intelligent LED lighting systems enable customers to create dramatic lighting effects, provide cost savings and achieve other practical benefits such as color temperature control not attainable with traditional lighting technology. We also produce simplified LED lighting systems that do not contain Chromacore or Chromasic technologies, but which otherwise may be dimmable.

Since our founding in September 1997, we have invested substantially in research and development in a number of disciplines related to LED lighting, including thermal and optical engineering, analog and digital circuit design, network architectures, control software and user interfaces. As a result of this process of continuous innovation, we have developed a broad range of products, services and technologies and have a patent portfolio with 43 issued patents and approximately 150 patent applications pending at December 31, 2005. We also have an extensive pipeline of new technologies under development. Our patents and patent applications apply to many aspects of LED lighting technology, and also apply to many methods of implementing LED lighting in a wide variety of markets and applications.

We incorporate our proprietary technology in a wide range of products, including LED lighting modules and fixtures, digital controllers, software for creating and controlling lighting effects, and related hardware and accessories. We offer our products for sale as individual components, or as complete, integrated lighting systems that include all the elements necessary to create and operate LED lighting installations for many types of interior and exterior applications. We sell LED lighting modules incorporating our proprietary technology to lighting manufacturers and others on an OEM basis, enabling them to bring the benefits of our technology rapidly to market. We also license our technology on a royalty-bearing basis. We draw upon our domain expertise in LEDs, LED binning, electrical, optical, systems, mechanical and thermal engineering to provide applications engineering, integration and technical support services to assist our customers in specifying, installing and operating our systems.

We operate in two principal lines of business:

•	Lighting systems: we offer intelligent LED lighting systems sold under the Color Kinetics brand for installation in lighting projects where their use has been specified, typically by a designer or architect. We also similarly sell, under the Color Kinetics brand, simplified LED lighting systems for broader categories of the lighting market.

•	OEM and licensing: we offer a standard line of LED lighting modules, custom and basic components and other products that can be incorporated by manufacturers in products sold under their own brands. We also license our technology.

We sell our lighting systems and OEM products through our direct sales force and through distributors and manufacturer’s representatives in North America, Asia, Europe, Latin America and the Middle East. Outside North America, value added resellers (“VARs”) can function as both manufacturer’s representatives and distributors. In a typical lighting systems sale, our direct sales force, in cooperation with a distributor, dealer, manufacturer’s representative, or VAR, works with a lighting designer, architect or other specifier to have our system “designed in” to a particular project. Typically, this is followed by a bid process in which pricing and other terms are negotiated with the project owner or owner’s representative. When the project has reached the appropriate stage, our product is shipped, typically to a distributor, which purchases the system from us and, in turn, sells it to the project owner or its electrical contractor for installation.

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

Our products are distributed in Japan by Color Kinetics Japan, (“CK Japan”) a joint venture in which we hold a 50% equity interest. An unrelated third party holds the other 50% interest. The terms of our distribution agreement with CK Japan are substantially similar to those that we employ with unaffiliated distributors.

We believe that our proprietary technology not only provides a competitive advantage in many markets where we compete directly, but also offers increasing opportunities, through our OEM or licensing programs, to reach markets and applications that cannot be served efficiently by our own direct sales force.

To date, we have targeted our sales and marketing primarily in high performance lighting markets, such as architectural, retail and entertainment lighting and hospitality. In these markets, our customers value highly the flexibility, performance and control that our intelligent LED lighting systems offer. As the performance and cost-effectiveness of LEDs, particularly white light LEDs, continue to improve, we believe that LED lighting will increasingly displace traditional lighting technology in applications beyond high performance lighting markets.

Products and Services

We offer a broad range of intelligent LED lighting systems, simplified LED lighting systems, and services that are designed to meet the diverse requirements of our customers. All of our LED lighting systems draw upon, to varying degrees, our intellectual property, including our patents.

Our intelligent products combine the advantages of LEDs as a light source with the power of digital control. Each intelligent lighting device includes a subassembly typically consisting of LEDs mounted on a circuit board with a microprocessor. Our color changing products are comprised of red, green and blue LEDs which, using our patented Chromacore technology embedded in the microprocessor, drives the LEDs to provide millions of colors, controlling all aspects of the illumination, including color, brightness and special effects. Our IntelliWhite products utilize this same level of control to provide the capability of adjusting the color temperature and brightness of the light. Many of our newest intelligent products employ our patented Chromasic technology, in which a custom-designed integrated circuit combines power, communication and control in a single silicon chip, enabling a module approximately the size of a pencil eraser and containing as few as four components to generate billions of color combinations. Our Chromasic technology also provides significantly increased flexibility in addressing and controlling large numbers of lighting addresses. We believe that the patented digital control technology that is embedded in our intelligent products enables features, performance and practical benefits that are not available from other vendors.

Our color and white simplified LED lighting systems utilize our domain expertise in LEDs, LED binning, electrical, optical, systems, mechanical and thermal engineering. Our color and white simplified LED lighting systems are focused on broader categories of the lighting market.

Products

We offer two principal product lines: lighting systems and OEM modules. Our lighting systems include all the hardware, software and other components necessary to implement dynamic lighting installations in interior or exterior environments. Our OEM products include a standardized line of LED modules, custom components and other products that can be readily incorporated by other manufacturers in their products, enabling them to rapidly bring to market the benefits of our proprietary technology. We provide engineering, integration and technical support services to assist our customers in specifying, designing, integrating, installing and operating our systems.

In 2005, we continued to expand and enhance a number of our next generation products and technologies including:

•	Powercore, digital power processing supply and drive technologies which enable the power supply to be integrated into the lighting unit, eliminating the need for a separate remote power supply. An installer can now run 100 or 240-volt line voltage directly to the light fixture, greatly simplifying installation complexity and reducing cost. This technology, previously introduced in products such as ColorCast 14 and iColor Cove MX, was incorporated into to our ColorBlast 12 product offering with the introduction of ColorBlast 12 Powercore.

•	IntelliWhite, a range of intelligent white light products based on the latest generation of high brightness white LEDs, including dimmable and color temperature-controllable linear high output lights that use our new Powercore power processing technology, wall washers, and linear lights.

•	our intelligent color changing “string light” offerings that utilize our Chromasic technology were expanded with the introduction of Flex SLX. iColor Flex SLX is a brighter, larger-node version of our popular iColor Flex SL.

•	advanced Ethernet-based control solutions including enhancements to Light System Manager, our sophisticated authoring and playback system, and Video System Manager. Video System Manager employs video-based digital control to produce complex effects and scales to accommodate large lighting installations including thousands of individually controlled LED nodes.

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

Our lighting devices, color changing and white, are available in a range of intensities, physical configurations and price points. Our product line includes the following:

•	indirect color changing cove lights in numerous configurations for alcove, under cabinet and backlighting (iColor Cove MX Powercore, iColor Cove QL, iColor Cove NXT, iColor Cove EC);

•	direct-view and indirect view color changing linear lights for interior and exterior accents, contours and highlights (iColor Accent);

•	intelligent color changing “string lights” utilizing our Chromasic technology, suitable for interior and exterior illumination of three-dimensional shapes for signage, landscape, alcove and aisle lighting (iColor Flex SL, iColor Flex SLX);

•	color changing light tiles utilizing our Chromasic technology for recessed or surface mounting to create intricate, dynamic color light displays on interior and exterior ceilings, walls, facades or other surfaces (iColor Tile FX, iColor Module FX);

•	color changing replacement bulbs designed to be compatible with standard bi-pin based fixtures (iColor MRg2);

•	architecturally-styled interior and exterior color changing flood, spot and linear lights for washing walls and other large surface areas (ColorBlast 12, ColorBlast 6, ColorBurst 6, ColorBurst 4, ColorCast 14);

•	fully submersible color changing spotlights for use in fountains, landscaping, theme parks and marine applications (C-Splash 2);

•	high performance color changing “border lights” that provide far-reaching casts of color for theatrical, entertainment, TV studio and architectural applications (ColorBlaze 72, ColorBlaze 48);

•	intelligent high-brightness white LED fixtures and lamps offering color temperature control and dimming that produce high quality white light and consist of wall-washing, cove accents, and replacement lamps (IntelliWhite iW Blast 12, iW Cast 14, iW Profile,); and

•	simplified LED lighting systems that may or may not be dimmable (White MR and UnoColor Cove).

In 2006, our product development plans include the further development of our intelligent and simplified LED lighting systems, including a replaceable ballast and interchangeable light module currently in the engineering stage. We do not expect revenues from our white light products to contribute significantly to our total 2006 revenues.

Digital Controllers and Software

Control technologies are at the heart of an intelligent LED lighting system. The objective of our digital control technology is to provide sophisticated control, easy-to-use interfaces and simplified integration. Our products typically support the DMX communication standard widely used to control theatrical lighting and stage equipment. We also provide means to easily integrate with many third-party architectural lighting control systems. Our control systems and authoring software eliminate the need for expensive lighting boards and automate the time-consuming process of manually programming each individual lighting address for each step in the progression of the light show.

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

Power Supplies, Peripherals and Accessories

We supply a range of power supplies, some including integrated Ethernet capabilities (to simplify data wiring), designed specifically to provide power and send data from digital controllers to our lighting products. Additionally, we provide data enablers, addressing devices, wiring harnesses, power and data cables, adapters and other specialized components for use in installation of our products. We also sell lighting accessories that are used to direct and control the quality of light, particularly in theatrical or entertainment applications. In addition, numerous companies now offer peripherals and accessories specifically designed to be compatible with our products.

OEM Products

We offer a range of intelligent and simplified LED lighting solutions for sale on an OEM basis, from custom-programmed microprocessors that customers integrate into their own LED lighting system to complete, private label products delivered in the customer’s branded package. Many of the subassemblies and components developed for use in our lighting devices are made available as OEM products. Our OEM offerings include:

•	standardized modules, which we call Digital Light Engines, consisting of LEDs and custom-programmed microprocessors integrated into a single, digitally controlled, light module, available in various sizes, shapes and brightness configurations (Series 100, 200 and 300 DLE’s);

•	replacement lamps designed to fit into standard, incandescent light fixtures (iColor MRg2);

•	power data supplies and power data modules (Series 100, 200 and 300 PDS’s and PDM’s)

•	digital controllers and authoring software;

•	engineering and support services, which may include technical training, reference designs and/or custom product designs;

•	components, including custom-programmed microprocessors and LEDs; and

•	consumer novelty products which we previously marketed under the Color Kinetics Sauce brand and now make available to OEMs.

OEM customers have incorporated our Digital Light Engines and other OEM products in applications in a variety of industries, including architectural and entertainment lighting, automotive aftermarket, pool and spa, aerospace and gaming. The purchase of a Digital Light Engine or other OEM product may include a license to use any of our applicable patents. In most cases, our OEM customers market their products under their own brands. To promote awareness of our proprietary LED lighting technology and our brand, our agreements with OEM customers generally require that products that contain our OEM lighting modules, as well as related marketing materials, be labeled with our Chromacore trademark and those products including our licensed technology be identified as licensed by Color Kinetics.

Services

We provide a range of professional services to assist our customers in specifying, designing, installing, and operating our lighting systems. We provide assistance in the specification of appropriate products, on-site supervision services to ensure that the system is properly installed, and operational and programming services using our authoring software tools to create customized light shows, typically at the customer’s expense. When customers request that we develop specific modifications to our products in response to their specific requirements, we perform these non-recurring engineering services, typically at the customer’s expense. To assist our customers in successfully integrating our technology in their products, we offer technical support that includes extensive technical documentation, tutorials, software downloads, development tools, and around-the-clock telephone hotline support. We also provide detailed reference information covering thermal, power, optics, regulatory and other considerations affecting the integration of our OEM products, as well as guidance concerning the use of our authoring products and standard DMX and other control techniques.

To date, services have represented an insignificant portion of our total revenues.

Markets and Applications

We believe certain key attributes are sought by most customers in all the markets we serve. These include:

•	Flexibility: Lighting and design professionals seek flexibility in designing, locating and installing lighting displays in a variety of interior and exterior environments and on scales ranging from the intimate to the monumental. Control schemes from basic to highly sophisticated add the dimension of dynamic capabilities. Our intelliWhite products offer this flexibility through color temperature control.

•	Performance: Users in these markets require systems that are capable of providing light of varying intensity in a full range of saturated colors that are accurate and consistent over time, and also are robust, reliable, low maintenance and energy-efficient.

Lighting Systems Markets and Applications

The markets for our lighting systems include the traditional markets for color-changing lighting such as theater and entertainment venues. However, applications for this technology exist in many additional markets. For instance, we continue to target white light applications in retail and for both general accent and decorative applications. Our lighting systems have been installed in thousands of end-user sites worldwide, in applications such as the following:

•	Commercial and civic architecture: Our lighting systems are used to differentiate and accentuate architectural elements in a wide variety of corporate offices, public spaces, bridges, monuments, fountains, government facilities, churches, schools, universities, and hospitals.

•	Hospitality: Hotels, casinos, cruise ships, restaurants, bars, and nightclubs add entertainment elements to their properties to attract and retain patrons. Dynamic lighting is an effective tool because much of this industry’s business comes alive in the evening hours.

•	Retail and merchandising: Retailers competing for customer attention add entertainment value to the shopping experience by using dynamic lighting in their overall store design, in visual merchandising programs, and in store window displays. With recent developments in white light technology, we now provide solutions for the entire store, from outdoor signage to interior ambiance and display cases. Our line of intelliWhite products offer color temperature control which calibrates color quality to optimize the way products are illuminated.

•	Entertainment, events, concerts and theatrical production: Theaters, concert halls, amusement parks, themed environments, and producers of live performances and events make extensive use of dramatic theatrical lighting and appreciate the enhancement dynamic lighting adds to set design, stage lighting and themed displays. Video display capabilities in our systems have become a mainstay in touring concert productions.

•	TV production: Studio-based television news programs, game shows and talk shows use dynamic lighting to add excitement, glamour and identity to show set designs and fill lighting.

•	Electronic signage and corporate identity: Signage and point of purchase designers and fabricators use dynamic lighting in projects such as backlit and uplit displays, glass signs, interior or exterior signs, and channel letters.

•	Residential architecture: Specialty and accent lighting are used in residential projects for applications such as cove, cabinet, under counter and landscape lighting and home theaters. The intelliWhite line of products in particular have strong practical benefits for these accent applications.

•	Exhibits, display, and museums: Dynamic lighting is used in trade show booths and museum displays to highlight featured areas or to add impact and entertainment value to the overall display. IntelliWhite products optimize displays through color temperature control and protect exhibit space through the absence of UV or heat emitted from the source.

OEM and Licensing Markets and Applications

We establish OEM relationships with companies that we believe offer high quality products, have strong product development and distribution capabilities and can rapidly bring to market the benefits of our proprietary technology in markets that may or may not be otherwise served by our lighting systems products. We typically require that OEM products interoperate with our control systems, consistent with our objective of establishing our control systems as the industry standard for intelligent lighting systems.

We make our patents and technology available for license in all the markets where our intellectual property (“IP”) portfolio provides coverage. In our licensing efforts, we negotiate royalty rates that reflect the value of our technology to licensees and their product lines. Other factors that influence royalty rates include product margins, committed minimum royalties, fixture prices, the market position of the partner, and other factors. In general, we do not enter into exclusive OEM agreements or licenses except where we believe that a single company has a dominant position in a vertical market.

A partial list of the market segments addressed by our current OEM and licensing customers is as follows:

•	Architectural lighting

•	Entertainment lighting

•	Pool and spa

•	Consumer products

•	Aerospace

•	Digital entertainment and gaming

We are exploring opportunities in additional vertical markets in which we believe our technology could provide significant value.

Intellectual Property Strategy and Technology

Our intellectual property strategy has three elements. We employ a market-driven intellectual property strategy, intended to establish a strong patent position in each of three areas: the color architectural lighting market; other specialty markets for color lighting applications; and the general white light market. We also employ a technology-driven intellectual property strategy, focused on obtaining patents that cover our innovations at all levels, ranging from core technology and products to high-level control systems, complete lighting systems, applications and methods of use. We also patent our product innovations, including design patents, to protect particular features of our products.

Our intellectual property strategy is directed by a cross-functional team that includes key technical personnel, members of senior management, and both inside and outside patent counsel. Since our inception, we have sought to build a patent portfolio that will protect our core business and provide high-value licensing potential. In addition to filing short, narrow patent applications on core technologies and products, we have also generally filed extensive patent applications, disclosing many different technologies and market applications in each filing, including not only our own implementations, but also identifiable alternatives and design-around solutions. At December 31, 2005, we had 43 issued patents and approximately 150 pending patent applications, including foreign applications in many jurisdictions.

Fundamental Technology Patents

As an early entrant to the LED lighting market in 1997, we patented many aspects of LED lighting systems that we consider to be fundamental to our business. Our patents and patent applications apply to LED lighting implementations using many forms of semiconductor lighting in addition to LEDs, including emerging LED technologies such as organic LEDs, fluorescing chemicals, luminescent polymers, and others.

Market-Driven Intellectual Property Strategy

In addition to obtaining patents directed to fundamental technologies used in our products, we also seek patent protection for methods of using our technology in specific markets and applications. For example, in the architectural lighting market, we have patents that are directed to various architectural lighting fixture types, lamps, bulbs, and circuit boards designed to work with architectural lighting fixtures and methods to make LED lighting systems compatible with traditional lighting fixtures and wiring. Other vertical markets to which we have directed patents and patent applications include pools and spas, transportation environments, automotive lighting and a number of other markets in which we already have, or are pursuing, OEM and licensing relationships.

White Light Technology

Many of our patents and patent filings are directed to fundamental technologies that are specifically designed and implemented for the white light general illumination market, including both the specialty and commodity white light markets. Moreover, a number of our patents that apply to color LED lighting in the architectural lighting market and the specialty lighting markets also apply to the white light market, as white light color temperature control is one implementation of general color control. In addition to those relating to white light color temperature control systems, we have patents and patent filings covering, among other things, placing LED lighting systems on dimmer circuits and systems for retrofitting LED lighting systems into traditional lighting fixtures and sockets. We also have white specific patents.

Sales and Marketing

We sell our LED lighting systems and OEM products through our direct sales force and through our global network of manufacturer’s representatives and distributors. At December 31, 2005, our total sales force consisted of 40 sales and sales support professionals. This represents an increase of 54% from December 31, 2004, with further plans for expansion in place for 2006. These include direct sales, OEM sales and inside sales representatives, sales managers, and sales support personnel, located at our headquarters in Boston, Massachusetts, and throughout North America, the United Kingdom, Germany, Hong Kong and China. Distribution in Japan is carried out by CK Japan.

The sales channel for our LED lighting systems varies by application. In North America, we typically use manufacturer’s representatives who call on lighting designers, architects and other specifiers to educate them about the capabilities of our systems, promote the use of our products in particular projects, and assist in the design and implementation phases of the project. We serve the entertainment sector through dealers who have expertise in the specialized requirements of theatrical, event or television studio environments, and who provide system integration services. Other customers, such as national retailers with multiple locations, are served directly by our sales force.

Our indirect distribution network consists of dealers, distributors, and VARs, who stock our products and provide integration services in local markets worldwide. In North America, we refer smaller orders (generally those having a value less than $10,000), as well as all orders for specifically defined regions of the Canadian marketplace to our distributor CKDI for fulfillment.

We have developed strong relationships with prominent lighting designers, interior designers, architects and other professionals who design and oversee the installation of advanced lighting systems and influence the opinions and practices of others in the lighting industry. In the OEM market, we have entered into relationships with manufacturers of lighting equipment and related products who we believe can offer both significant expertise and broad distribution capabilities in selected target markets. Our relationships with these specifiers, influencers and industry participants enable us to educate the marketplace as to the benefits of our intelligent LED lighting systems.

They also give us early notice of industry trends and assist us in developing and bringing to market products that are responsive to the evolving needs of the marketplace.

Our marketing strategy comprises a number of programs and activities designed to increase broader awareness of our leadership and LED lighting in general. These programs include hosting and conducting a wide variety of educational seminars, distributing product samples for demonstration and often elaborate system mock ups, and the promotion of an extensive portfolio of reference installations that showcase the use of our products by well-known architects and designers in prominent applications worldwide. In addition, we manage a marketing communication program consisting of trade shows, seminars, print advertising, collateral, and interactive media. These programs are targeted to our key market demographics, including lighting designers, architects, theatre professionals, building owners, retail designers, project specifiers and others involved in lighting placement and interior design. We also maintain a public/media relations program, which includes active media outreach to gain editorial coverage in appropriate trade and business publications, monthly newsletters to key stakeholders, award submissions, executive speaking placements, and customer case studies for promotional and sales support purposes.

We remain active in LED lighting initiatives in industry organizations such as the National Electrical Manufacturers Association, Illumination Engineering Society, Entertainment Services and Technology Association, Professional Lighting and Sound Association, and the Next Generation Lighting Industry Alliance. Our participation in efforts to create standards in the LED lighting field helps promote the wider use of LED lighting as well as highlighting our standing as a leader in the field. We participate actively in industry events and trade shows and our executives frequently speak at conferences and seminars on topics related to intelligent LED lighting.

Research and Development

Our products require the sophisticated integration of electronics, mechanical engineering, optics, thermal management, integrated circuit design, software and network communications technology. Our scientists and engineers design LED lighting modules, lighting devices, power sub-systems, digital controllers, application-specific integrated circuits, microprocessor firmware, applications software and network communications software, among other things.

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

We perform research and development at our facilities in Boston and in Shenzhen, China. Our research and development expenditures were $4.6 million in 2005, $3.5 million in 2004, and $2.5 million in 2003. As a percentage of total revenues, research and development expenses remained constant at 9% for each of the years ended 2005, 2004, and 2003.

Manufacturing, Distribution and Quality

We use contract manufacturers, primarily in China, to manufacture our products. These contract manufacturers supply all necessary labor and raw materials, other than LEDs and certain other key components. Recognizing the importance of managing our supply relationships through the use of on-site personnel, in early 2003 we opened an office in Shenzhen, China. This office is staffed by engineers and supply chain management and quality specialists, who are able to communicate on a daily basis with our contract manufacturers. We also maintain an inventory of LEDs and other critical components, such as the application-specific integrated circuits, or ASICs, used in our Chromasic technology, as well as finished goods at a warehouse in Shenzhen that is operated by a third party. This close communication with our contract manufacturers and local staging of critical components helps us to maintain quality, tightly monitor our supply chain and accelerate our product development cycles.

We employ rigorous quality control procedures, conducting failure mode effect analysis during product design and conducting testing and acceptance of products at the contract manufacturers, including testing and burn-in of all LED lighting components to ensure proper function before shipment.

We source LEDs and other standard electronic components from a variety of manufacturers. We depend on a small number of suppliers for certain components critical to the operation of our LED lighting systems. For some of these components, we have only a single qualified supplier. For example, we currently purchase all the ASICs used in our Chromasic products from a single vendor. We periodically review our sources of LEDs to better assure ourselves of adequate supplies of these components at reasonable costs. The process of identifying a qualified vendor and obtaining components in needed quantities from the new vendor is a time-consuming process, which can take from six to nine months or more. Our systems incorporate standard electronic components and other raw materials that are typically available from a number of vendors. However, we have in the past occasionally experienced delays in delivery or shortages of such components and materials. We typically do not enter into long-term agreements with our vendors, and thus in general have no contractual assurances of continued availability or favorable pricing of components and raw materials utilized in our systems. However, we have an agreement with one of our suppliers whereby they maintain a particular level of stock for our electronic components on our bill of materials, thereby helping ensure availability of critical components.

One of the most significant challenges in semiconductor lighting markets is color consistency. Despite the efforts of semiconductor manufacturers to increase quality and consistency, LEDs of the same type from a single manufacturer can vary significantly in wavelength and intensity. Manufacturers place groups of similar LEDs in lots, or bins, that have similar color characteristics; however, if only a limited set of high-quality bins are used, then the manufacturer’s yield falls and the unit cost of the device typically increases. To address the need for color consistency while also facilitating the use of LEDs from a wider range of bins, we developed proprietary software, known as Optibin, for grouping LEDs from a wide range of different bins into lighting devices that produce light that is highly consistent from device to device. We license the Optibin software to our LED manufacturers, solely for use in sorting products for us, so that they can group LEDs from a wider range of bins for us, thus improving quality and reducing our costs.

We also outsource the order fulfillment function for our products. Large orders are fulfilled through supply chain fulfillment centers in China and the United States that are operated by a third party or by shipment direct from the contract manufacturer.

Certification and Compliance

We have developed and maintained a core competency in certification and listing processes for LED lighting systems. We believe we were the first to provide Underwriters Laboratories or UL-listed and UL-classified products for intelligent LED lighting. Where appropriate in jurisdictions outside the United States, we obtain other similar national or regional certifications for our products, such as Conformité Européenne (CE) in Europe and Product Safety Electrical (PSE) in Japan. Our broad knowledge and experience with electrical codes and safety standards has facilitated installation of our products, even in municipalities with strict codes. Since existing codes and standards were not created with LED lighting systems in mind, we have worked closely with organizations that oversee codes and standards that are germane to LED lighting systems. We believe that certification and compliance issues are critical to adoption by customers.

Competition

In the high performance lighting markets in which we have primarily competed to date for the sale of our intelligent LED lighting systems, competition is fragmented. Our systems compete with lighting products utilizing traditional lighting technology provided by many vendors. In addition, we face competition from a smaller number of manufacturers of traditional lighting equipment that have developed one or more LED lighting products.

In the white light market, which we entered in the fourth quarter of 2004, we expect to encounter competition from some of the competitors described above. Additionally, to the extent that we introduce white light products for use in general lighting applications, such as retrofit lamps for standard fixtures, we expect to encounter competition from large, established companies in the general lighting industry such as General Electric, Matsushita, Osram

Sylvania and Philips Lighting, each of which has, we believe, undertaken initiatives to develop white light LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of LED lighting systems than we do. We may also face competition from traditional lighting fixture companies, such as Genlyte Group, Lithonia Lighting, Hubbell Lighting, and Cooper Lighting.

In each of our markets, we anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us by introducing more complete systems that do not infringe our patents.

CK Japan faces substantial competition in Japan, in particular from Matsushita. In addition, CK Japan’s competitors may not face the same margin pressure as does CK Japan, which must buy its products from us before reselling. Moreover, although we have filed a number of patent applications in Japan, to date we have not been successful in obtaining an issued patent in Japan; thus CK Japan’s competitors are not currently subject to infringement risk.

Employees

At December 31, 2005, we had 122 full-time employees, including 55 in sales, marketing and licensing, 45 in research and development and product related support service, including product management, engineering, supply chain management and quality and 22 in general and administrative functions. Of these, 95 are employed at our headquarters in Boston, Massachusetts and elsewhere in the United States, and the remainder are employed in the United Kingdom, Canada, Germany, Hong Kong, and China. From time to time, we also employ independent contractors and temporary employees to support our general and administrative functions, engineering and supply chain management. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers:

Name	Age	Title

William J. Sims	46	President and Chief Executive Officer
David K. Johnson	45	Senior Vice President and Chief Financial Officer
Ihor A. Lys, Ph.D.	36	Chief Scientist
Fritz Morgan	34	Chief Technology Officer

William J. Sims has served as our President and Chief Executive Officer since July 2005. From September 2001 until July 2005, Mr. Sims served as our President and Chief Operating Officer. Mr. Sims has been a member of our board of directors since September 2001. From 2000 to 2001, Mr. Sims served as President and Chief Executive Officer of e-SIM Inc.’s Live Manuals division. From 1996 to 2000, Mr. Sims served as President of the Zenith Sales Company. From 1985 to 1996, Mr. Sims served in a number of positions at JVC Company of America, most recently as Vice President, Consumer Video Division. Mr. Sims has also served as a director of the Consumer Electronics Association. Mr. Sims earned a B.A. in biological sciences from California State University, Fullerton.

David K. Johnson has served as our as our Senior Vice President and Chief Financial Officer since July 2005. From April 2004 until July 2005, Mr. Johnson served as our Chief Financial Officer and Treasurer. From 1998 until April 2004, Mr. Johnson serviced as our Vice President, Finance. From 1993 to 1997, Mr. Johnson served as Chief Financial Officer at Aimtech Corporation. From 1992 to 1993, Mr. Johnson served as Corporate Controller at New Media Graphics. Mr. Johnson earned a B.A. in economics from the College of the Holy Cross and an M.S. in accounting from Northeastern University.

Ihor A. Lys, Ph.D.  co-founded Color Kinetics in 1997 and has served as our Chief Technology Officer since inception. Effective April 1, 2006, Mr. Lys will serve as our Chief Scientist. Mr. Lys served as our director from 1997 to 2002 and as our Secretary from 1997 to April 2004. Mr. Lys has been instrumental in the development of our patented Chromacore and Chromasic technology. Mr. Lys is named as an inventor on thirty-three U.S. and international patents relating to our technology. Mr. Lys founded, and from 1991 to 1996 was the Chief Executive Officer of, LYS Software, in which capacity he developed and marketed TOFWARE, a mass spectrometry data acquisition software. Mr. Lys earned a B.S., an M.S. and a Ph.D. in electrical and computer engineering from Carnegie Mellon University.

Fritz Morgan, effective April 1, 2006, will serve as our Chief Technology Officer. From 2001 and currently, Mr. Morgan has served as our Vice President, Engineering. From 2000 to 2001, Mr. Morgan served as our Director of Engineering. From 1998 to 2000, Mr. Morgan served as our Engineering Project Manager. Mr. Morgan is named as an inventor on fifteen U.S. patents relating to our technology. Mr. Morgan earned a B.S. in physics from Clark University and an M.S. in electrical and computer engineering from Carnegie Mellon University.

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

Item 1A.	Risk Factors

Because we have a limited history of profitable operations, it is difficult to evaluate the likelihood that we will maintain profitability in the future.

Prior to 2004 we had never achieved profitability on an annual basis, and our limited operating history makes an evaluation of our future prospects difficult. Since inception, we have incurred significant net losses. We incurred net losses of $14.7 million in 2001, $7.5 million in 2002 and $727,000 in 2003. As of December 31, 2005, we had an accumulated deficit of $29.6 million. We expect our research and development, sales and marketing, litigation, and general and administrative expenses to increase. Unless our revenues increase commensurately, we will not be able to continue to operate profitably. If we do not achieve sufficient growth in our revenues or sustain profitability in the future, our stock price may be adversely affected and we may be unable to continue our operations.

If LED lighting in general, and our intelligent LED lighting systems in particular, do not achieve greater market acceptance, prospects for our growth and profitability may be limited.

Our future success depends on increased market acceptance of LED lighting generally, and of our intelligent LED lighting systems in particular. Potential customers for LED lighting systems may be reluctant to adopt LED lighting as an alternative to traditional lighting technology because of its higher initial cost and relatively low light output in comparison with the most powerful traditional lighting devices, or because of perceived risks relating to its novelty, complexity, reliability and quality, usefulness and cost-effectiveness when compared to other lighting sources available in the market. These factors, along with others discussed below, could also adversely affect demand for the new intelligent and simplified white light products that we began to introduce in the second half of 2004. If acceptance of LED lighting in general, and of our intelligent LED lighting systems in particular, do not continue to grow, then opportunities to increase our revenues and operate profitably may be limited.

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

We believe the emergence of LED lighting is transforming the lighting industry. To be successful, we will need to keep pace with rapid changes in lighting technology, changing customer requirements, new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. Development of new products incorporating advanced technology is a complex process subject to numerous uncertainties. We have in the past experienced, and could in the future experience, delays in introduction of new products. If new LED lighting devices are introduced that can be controlled by methods not covered by our proprietary technology, or if effective new sources of light other than LED devices are discovered, our current products and technology could become less competitive or obsolete. If others develop innovative proprietary lighting technology that is superior to ours, or if we fail to accurately anticipate technology and market trends and respond on a timely basis with our own innovations, our competitive position may be harmed and we may not achieve sufficient growth in our revenues to attain, or sustain, profitability.

If demand for our white light products in the general lighting market fails to emerge, we may not be able to carry out long-term business strategies.

Our long-term business strategy includes penetration of the general lighting market with our intelligent white light LED lighting products and our simplified white light LED lighting products, presently in the market and currently in development. Substantial demand may not develop for the use of LED lighting in the general lighting market. Obstacles to adoption of LED lighting in the general lighting market include the high initial cost of high brightness white LEDs and the need for further advances in brightness, color characteristics and the predicted life of the LEDs before they require replacement, which we refer to as source life. Failure of LED manufacturers to introduce on a timely basis high brightness white light LEDs having satisfactory performance, quality and cost characteristics could delay the further development and enhancement of our white light products, or reduce the attractiveness to potential customers of our white light products incorporating white light LEDs.

In addition, the characteristics of our intelligent LED lighting systems that we believe are desired by customers in the high performance color lighting markets may not provide us with competitive advantages in the general lighting market. For example, end-users in the general lighting market may not require the complex, dynamic lighting effects or sophisticated digital control that our systems provide. Similarly, if LED manufacturers are able to develop single LEDs that produce white light of acceptable consistency and color, our digital color control technologies may be of less importance in the general lighting market than in the high performance color lighting market.

We have devoted, and intend to continue to devote, substantial resources to the development of white light products and technologies suitable for use in the general lighting market. If demand for these products and technologies in the general lighting market does not develop and we do not receive revenue to offset these expenditures, our profitability would be harmed and our ability to carry out our long-term business strategy would be adversely affected. We do not expect revenues from our white light products to contribute significantly to our total 2006 revenues.

Our products could contain defects, which could reduce sales of those products or result in claims against us.

Despite testing by our customers, and us, errors have been found and may be found in the future in our existing or future products. This could result in, among other things, a delay in the recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationship with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our LED lighting products and would likely harm our business. Some of our products use line voltages of 100 or 240 volts, or are designed for installation in environments such as swimming pools and spas, which involve enhanced risk of electrical shock, injury or death in the event of a short circuit or other malfunction. Defects, integration issues or other performance problems in our LED lighting products could result in personal injury or financial or other damages to our customers or could damage market acceptance of our products. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

If the companies to which we outsource the manufacture of our products fail to meet our requirements for quality, quantity and timeliness, our revenues and reputation in the marketplace could be harmed.

We outsource the manufacture of our LED lighting systems, and do not own or operate a manufacturing facility. We currently depend on a small number of contract manufacturers to manufacture our products at plants in various locations in China. These manufacturers supply all necessary raw materials (other than certain critical components such as LEDs and ASICs, which we procure directly), and provide all necessary facilities and labor to manufacture our products. If these companies were to terminate their arrangements with us without adequate notice, or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture and ship our LED lighting products until replacement manufacturing services could be obtained. To mitigate these risks, we are currently seeking to qualify multiple contract manufacturers for most of our products. However, to qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process, which can take as long as six to nine months. We cannot assure you that, if it became necessary to do so, we would be able to establish alternative manufacturing relationships on acceptable terms.

Our reliance on contract manufacturers involves certain additional risks, including the following:

•	lack of direct control over production capacity and delivery schedules;

•	lack of direct control over quality assurance, manufacturing yields and production costs;

•	risk of loss of inventory while in transit by ship from China; and

•	risks associated with international commerce with China, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies, risks associated with outbreaks of disease, such as SARS and Avian Flu, risks associated with the protection of intellectual property and political and economic instability.

Any interruption in our ability to manufacture and distribute products could result in delays in shipment, lost sales, limited revenue growth and damage to our reputation in the market, all of which would adversely affect our business.

We face substantial competition, jeopardizing our prospects for future success.

In the high performance lighting markets in which we have primarily sold our intelligent LED lighting systems, and in the OEM and licensing markets in which we participate, our systems compete with lighting products utilizing traditional lighting technology provided by many vendors. In addition, we face competition from a smaller number of manufacturers, including manufacturers of traditional lighting equipment, that have developed one or more LED lighting products. Some of our competitors, particularly those that offer traditional lighting products, are larger companies with greater resources to devote to research and development, manufacturing and marketing than we have.

In the white light market, which we entered in the second half of 2004, we expect to encounter competition from some of the competitors described above. Additionally, to the extent that we seek to introduce additional white light products for use in general lighting applications, such as retrofit bulbs and lamps for standard fixtures, we expect to encounter competition from large, established companies in the general lighting industry such as General Electric, Matsushita, Osram Sylvania and Philips Lighting, each of which has, we believe, undertaken initiatives to develop white light LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of LED lighting systems than we have. In addition, we have observed several newly emerging LED lighting startups focusing on the general illumination market, some of which draw on considerable industry experience. We may also face competition from traditional lighting fixture companies, such as Genlyte Group, Lithonia Lighting, Hubbell Lighting, and Cooper Lighting.

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

Our future performance depends in part on our ability to compete successfully in Japan. Most of our sales to date in Japan have been made through CK Japan, a joint venture in which we hold a 50% equity interest, which is our exclusive distributor in Japan. An unrelated third party holds the other 50% interest in the joint venture. In 2005 and 2004, respectively, we derived approximately 9% and 11% of our revenues from sales of our lighting systems and OEM products to CK Japan. We expect that sales to CK Japan will continue to represent a significant portion of our revenues in 2006.

Because we do not control the joint venture, its success depends on cooperation with our joint venture partner and its own business success, and so we cannot ensure that CK Japan will commit the resources or take other actions necessary to execute our sales and marketing strategy in Japan. If CK Japan fails to provide a high quality of service or suffers serious financial difficulty, then our reputation, and that of our products, in Japan and elsewhere in Asia may be harmed. Our contractual commitments to CK Japan may prevent us from quickly establishing new distributors for the Japanese market or from winding up CK Japan in the event that we do decide to discontinue our relationship. If CK Japan is unsuccessful in selling our products in Japan, we may fail to generate sufficient revenue in the Japanese market and our results of operations and financial condition could be adversely affected.

CK Japan faces substantial competition in Japan, in particular from Matsushita, a large established company in the general lighting industry with substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of LED lighting systems than we do. We believe Matsushita in particular has undertaken initiatives to develop white light LED technology. In addition, CK Japan’s competitors may not face the same margin pressure as does CK Japan, which must buy its products from us before reselling. Moreover, although we have filed a number of patent applications in Japan, to date we have not been successful in obtaining an issued patent in Japan; thus CK Japan’s competitors are not currently subject to infringement risk.

We may incur substantial costs or lose important rights as a result of litigation or other proceedings relating to patent and other intellectual property rights.

In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries, including our own. Since many patent applications are retained in secrecy by the U.S. Patent Office until and unless a patent issues or the application is published, it is not possible for us to know whether U.S. patent applications are pending that would be infringed by the use of our technology or a part thereof, thus substantially interfering with the future conduct of our business. In addition, there may be issued patents in the U.S. or other countries that are pertinent to our business of which we are not aware. We have from time to time been notified of claims that we may be infringing patents or intellectual property rights owned by third parties. We could be sued by such parties, or others, for patent infringement in the future. Such lawsuits could subject us to liability for damages and invalidate our proprietary rights. In addition, intellectual property lawsuits may be brought by third parties against OEM customers that incorporate our LED lighting technology in their products.

In addition to being subject to claims by third parties that we infringe their proprietary rights, we have in the past asserted, and may in the future assert, our intellectual property rights by instituting legal proceedings against others. We are currently the plaintiff in two patent infringement lawsuits. As more fully described in Item 3 (Legal Proceedings), we have obtained summary judgment in our favor with respect to one of those lawsuits from the United States District Court in the District of Massachusetts, although we believe the defendant will appeal. We cannot assure you that we will be successful in enforcing our patents in those or any other lawsuits we may commence. Defendants in any litigation we commence to enforce our patents may attempt to establish that our patents are invalid or are unenforceable, as the defendants in our current patent infringement lawsuits are seeking to do. Thus, any patent litigation we commence could lead to a determination that one or more of our patents are invalid or unenforceable. If a third party succeeds in invalidating one or more of our patents, that party and others could compete more effectively against us. Our ability to derive OEM and licensing revenues from products or technologies covered by the invalidated patent could also be adversely affected.

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

Plaintiffs in intellectual property cases often seek injunctive relief. Any intellectual property litigation commenced against us could force us to take actions that could be harmful to our business, including the following:

•	stop selling LED lighting systems or using technology that contains the allegedly infringing intellectual property;

•	attempt to obtain a license to the relevant intellectual property, which may not be available on reasonable terms or at all; and

•	attempt to redesign products that embody the allegedly infringing intellectual property.

If we are forced to take any of the foregoing actions, we may be unable to manufacture and sell our LED lighting systems, which could seriously harm our business. We may not be able to develop, license or acquire non-infringing technology under reasonable terms, if at all. These developments would result in an inability to compete for customers and would adversely affect our ability to increase our revenues. The measure of damages in intellectual property litigation can be complex, and is often subjective or uncertain. If we were to be found liable for infringement of proprietary rights of a third party, the amount of damages we might have to pay could be substantial and is difficult to predict.

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. At December 31, 2005, we had 43 issued patents. These patents will begin to expire on various dates beginning in 2017. In addition, we own approximately 150 pending patent applications. Because the patent position of technology companies involves complex legal, scientific, and factual questions, the issuance, scope, validity and enforceability of our patents cannot be predicted with certainty. Our issued patents may be invalidated or their enforceability challenged, they may be designed around, and they may not provide us with competitive advantages against others with similar products and technology. Furthermore, others may independently develop similar products or technology or duplicate or design around any technology that we have developed.

We also attempt to protect our proprietary information with contractual arrangements and the use of trade secret laws. Our employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to inventions made by them while in our employ. The protection offered by patents or trade secret laws or by these agreements may not be sufficient to protect our intellectual property and existing or future patents could be challenged, invalidated or circumvented. Moreover, the laws of many foreign countries, including China, where our contract manufacturers are located, do not protect our intellectual property rights to the same extent as do the laws of the United States.

If critical components that we currently purchase from a small number of suppliers become unavailable, we may incur delays in shipment, which could damage our business.

We depend on a small number of suppliers for certain components critical to the operation of our LED lighting systems. For some of these components, we have only a single qualified supplier. For example, we currently purchase all the ASICs used in our Chromasic products from a single vendor, which manufactures them to our design. ASICs are specialized semiconductor devices that are designed to efficiently perform a particular task that is required by their intended application. For certain types of LEDs used in our lighting systems, we currently have only one qualified vendor. Our LED vendors include established companies such as Cree, Lumileds Lighting and Osram Opto. However, we currently have no contract with any of these vendors that extends beyond 2006. Cree owns approximately 9.8% of our outstanding capital stock. We purchased LEDs from Cree for an aggregate amount of approximately $3.5 million during 2005, approximately $766,000 during 2004, and approximately $1.5 million during 2003. We believe the terms of our purchases from Cree were no less favorable to us than those we could have obtained from an unaffiliated party, and have received no notice from Cree that it will not continue to supply us with LEDs on similar terms in the future.

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

We have in the past experienced shortages of standard electronic components, such as tantalum capacitors (for which there was, at the time, a worldwide shortage), as well as custom components specific to our products, for which we had a sole source of supply. If our suppliers are unable to meet our demand for critical components at reasonable costs, and if we are unable to obtain an alternative source or the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be harmed. Because we generally rely on purchase orders rather than long-term contracts with our suppliers, we cannot predict with certainty our ability to obtain components in adequate quantities and at acceptable prices in the longer term. If we are unable to obtain components in adequate quantities we may incur delays in shipment or be unable to meet demand for our products, which could harm our revenues and damage our reputation and our relationships with customers and prospective customers.

If we are unable to increase production capacity for our products in a timely manner, we may incur delays in shipment and our revenues and reputation in the marketplace could be harmed.

An important part of our business strategy is the expansion of production capacity for our LED lighting systems. We plan to increase production capacity both by adding new contract manufacturers and by expanding capacity with our existing contract manufacturers. Our ability to successfully increase production capacity will depend on a number of factors, including the following:

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

Gross Margins are subject to variability.

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

In addition, gross margin from lighting systems may vary from period to period depending on a number of factors, most notably product mix, changes in material costs, and the timing of larger deals which, on average, tend to have lower gross margins.

Our OEM business consumes significant time and resources with no guarantee of revenues; OEM and licensing revenues are generally not subject to our control.

As we seek to increase our revenues from sale of our OEM products, we are exposed to additional risks beyond those we have historically faced in our lighting systems business. The effort to have our technology designed into an OEM customer’s product typically involves a lengthy sales process and design and engineering review that can consume significant time and resources on our part, with no guarantee of success. Failure to compete successfully with another vendor to have our technology designed into a customer’s OEM product could foreclose opportunities to obtain revenue from that customer on other projects in the future, as the significant costs associated with qualifying a new supplier may make the OEM customer reluctant to change vendors in order to introduce our technology. Our receipt of substantial revenue from an OEM customer is dependent on the success of the OEM customer in introducing and marketing commercial products incorporating our technology, a process over which we have little or no control. Similarly, licensing revenue is dependent on the success of the licensee in introducing and marketing commercial products which license our technology, a process over which we have no control. It may take several years for an OEM customer to evaluate our technology and to develop and commence volume shipments of products incorporating our technologies. In some cases, such as where we have granted an OEM customer exclusive rights in a particular field, we seek to obtain minimum purchase commitments from the customer. In general, however, our agreements with our OEM customers do not obligate them to purchase, or obligate us to supply, minimum volumes of products. Our failure to obtain new design wins for our OEM products, or delays or lack of success on the part of our OEM customers in introducing and marketing products incorporating our technology, could result in our incurring substantial costs with little or no offsetting revenue, which could harm our revenue and profitability.

The loss of the services of any members of our key management team could adversely affect our ability to execute our business strategy and, as a result, adversely affect our sales and profitability.

Our success depends to a significant extent on the continued service of our executive officers, who are William J. Sims, our President and Chief Executive Officer, Ihor A. Lys (our Chief Technology Officer until April 1, 2006, and thereafter our Chief Scientist), Fritz Morgan (our Chief Technology Officer effective April 1, 2006) and David Johnson, our Senior Vice President and Chief Financial Officer, on the continued service of other key management and technical personnel, and on our ability to continue to attract, retain and motivate qualified personnel, particularly experienced engineers. The competition for such employees is intense. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

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

We currently anticipate that our available cash resources, including the net proceeds from our initial public offering, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. If we decide to accelerate the growth in our operations in response to new market opportunities, acquire other technologies or companies, or if our revenues grow more slowly than we anticipate or we incur unexpected costs, we may need to raise additional capital. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If additional funds become necessary and are not available on terms favorable to us, we may be unable to expand our business or continue to pursue our current business strategy.

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

In 2005, we derived approximately 37% of our revenues from sales to customers outside North America. We intend to expand our international presence in the future. There are many barriers and risks to competing successfully in the international marketplace, including the following:

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

We must comply with new regulatory requirements regarding internal control over financial reporting and corporate governance, which will cause us to incur significant costs, and our failure to comply with these requirements could cause our stock price to decline.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we annually evaluate and report on our systems of internal controls and that our independent registered public accounting firm must report on management’s evaluation of those controls. This is the first Annual Report on Form 10-K in which we are including such evaluations and report. We cannot assure you that there will not in the future be material weaknesses in our internal controls that would be required to be reported in future Annual Reports. A negative reaction by the equity markets to the reporting of a material weakness could cause our stock price to decline.

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

Changes in the accounting treatment of stock options will adversely affect our results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first quarter of the first annual reporting period that begins after June 15, 2005. This change in accounting treatment will materially and adversely affect our reported results of operations, as a greater amount of stock-based compensation expense will be charged directly against our reported earnings.

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

We generally do not enter into agreements with our customers obligating them to purchase our LED lighting products. Our business is characterized by short-term purchase orders and shipment schedules and we generally permit orders to be canceled or rescheduled without significant penalty. As a result, forecasting our revenues is difficult. In addition, due to the absence of long-term volume purchase agreements, we forecast our revenues and plan our production and inventory levels based upon our OEM customers, manufacturers’ representatives and distributors’ demand forecasts, which are highly unpredictable and can fluctuate substantially. If our OEM customers, manufacturers’ representatives or distributors fail to accurately forecast the demand for our products, or fail to accurately forecast the timing of such demand, or are unable to consistently achieve acceptable purchase order terms with their customers, we might not meet our forecasts, or those of investors or analysts, for a particular quarter which could cause our stock price to fall.

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

Provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•	authorizing the issuance of “blank check” preferred stock;

•	providing for a classified board of directors with staggered, three-year terms;

•	providing that directors may only be removed for cause by a two-thirds vote of stockholders;

•	limiting the persons who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors and for proposing matters to be submitted to a stockholder vote.

In addition, provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with our company or obtaining control of our company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in Boston, Massachusetts, where we lease approximately 54,000 square feet under a lease expiring in August 2007, with a five-year renewal option. We occupy approximately 34,000 square feet of this space, and sublease the balance of this space to an unrelated party under a sublease expiring in August 2007. We expect that these facilities will be adequate to meet our needs through the end of 2006. If we require additional space thereafter (or, due to more rapid than expected growth, before that date), we believe suitable additional or substitute space will be available as needed. If we choose to vacate our existing headquarters space prior to the scheduled lease expiration, we could incur a charge. We also lease approximately 3,000 square feet of office space used by our manufacturing, supply chain management and quality control personnel in Shenzhen, China. The lease for our facility in China expires July 31, 2007.

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

In June 2002, we filed a lawsuit against Super Vision in the United States District Court for the District of Massachusetts. In this litigation, we alleged that certain products of Super Vision, including LED architectural lighting fixtures, pool lights and spa lights, infringe four of the patents at issue in Super Vision’s declaratory judgment action; this complaint has been amended to assert infringement of a fifth patent. Super Vision’s lawsuit in Florida was transferred by the court to the United States District Court for the District of Massachusetts. We moved for summary judgment that our patents are infringed, are valid and are enforceable, and also moved for summary judgment dismissing Super Vision’s claims for interference with prospective business relationships, trade disparagement and defamation. On April 19, 2005, our motion for summary judgment regarding Super Vision’s claims against us for interference with prospective business relationships, trade disparagement and defamation was granted. On August 22, 2005, the District Court granted our other motions for summary judgment, finding that the patents in the suit are valid and infringed. The District Court also granted summary judgment rejecting Super Vision’s claims that we were guilty of inequitable conduct regarding our actions with the United States Patent and Trademark Office. We have moved for an award of our attorney fees and, if this motion is granted, will move for final judgment and an injunction against further sales of the Super Vision products in the suit and variants of them.

TIR Systems, Ltd.

In December 2003, we filed a lawsuit against TIR Systems Ltd, a Canadian corporation, in the United States District Court for the District of Massachusetts. In this litigation, we allege that certain products of TIR infringe three of our patents. Our complaint was later amended to add a fourth patent. TIR has filed counterclaims seeking declarations that its products do not infringe and that the patents are invalid. We believe that these claims by TIR are without merit. We have recently taken steps to add four more patents to the suit and to add breach of contract and theft of trade secret claims to our complaint. The present scheduling order specifies that fact discovery is to be completed by September 2006.

In January 2006, we filed a lawsuit against TIR in the Federal Court of Canada. In this litigation, we allege that several TIR Destiny products and TIR’s LEXEL technology infringe our Canadian patent. TIR has not yet filed a Statement of Defence in this case.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth, for the periods indicated, the range of high and low trade prices for our common stock. Our common stock trades on the NASDAQ National Market under the symbol CLRK. Trading of our common stock commenced on June 22, 2004, following completion of our initial public offering.

Year Ended December 31, 2004	High	Low

Second Quarter	$10.40	$9.27
Third Quarter	17.47	8.15
Fourth Quarter	19.80	11.83

Year Ended December 31, 2005	High	Low

First Quarter	$18.05	$9.76
Second Quarter	13.54	9.00
Third Quarter	17.33	10.25
Fourth Quarter	17.20	11.84

As of January 31, 2006, our common stock was held by approximately 120 shareholders of record. We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our shareholders in the near future.

Information related to securities authorized for issuance under equity compensation plans is set forth under Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The following table sets forth selected financial data of our business for the last five years (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003	2002	2001

Statement of operations data:
Revenues	$52,907	$40,150	$28,849	$20,166	$16,566
Income (loss) from operations	2,485	1,531	(777)	(7,674)	(14,755)
Basic earnings (loss) per share	0.24	0.22	(0.26)	(2.71)	(5.49)
Diluted earnings (loss) per share	0.22	0.14	(0.26)	(2.71)	(5.49)
Balance sheet data:
Cash and equivalents and investments	57,169	55,220	5,686	7,689	8,294
Total assets	76,739	70,207	18,117	18,631	22,091
Long-term obligations	243	628	1,034	1,411	2,056
Redeemable convertible preferred stock(1)	—	—	47,999	47,999	41,115
Stockholders’ equity (deficiency)	69,502	63,017	(35,920)	(35,286)	(27,866)

(1)	All shares of redeemable convertible preferred stock were converted to common stock upon closing of our initial public offering in June 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Our Revenues, Costs and Expenses

Our lighting systems revenues include amounts from the sale of our LED lighting systems as well as any fees from our customers for applications engineering, integration or technical support services we provide to assist them in specifying, designing, installing and operating our systems.

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

Critical Accounting Policies

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

We have identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of our consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements herein.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first quarter of the first annual reporting period that begins after June 15, 2005. We will adopt SFAS No. 123R on January 1, 2006 using the modified-prospective method.

Adoption of SFAS No. 123R will materially increase our stock compensation expense and decrease our net income and basic and diluted earnings per share. However, adoption of SFAS No. 123R will have no impact on our financial position. For the first quarter of 2006, total stock-based compensation expense, including amounts from the issuance of stock options using the fair value provisions of SFAS No. 123R, is estimated to be between approximately $500,000 and $700,000. In order to develop the first quarter 2006 stock-based compensation expense estimate, we utilized assumptions, including, among other items, projected option grants and expected life and volatility. SFAS No. 123R also requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations. The impact of the adoption of SFAS No. 123R beyond the first quarter of 2006 cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenues (or, in the case of our cost of lighting systems revenues and cost of OEM and licensing revenues, as a percentage of the related revenues):

	Percentage of
	Total Revenues
Year Ended December 31,	2005	2004	2003

Revenues:
Lighting systems	83%	86%	91%
OEM and licensing	17	14	9

Total revenues	100	100	100
Cost of revenues:
Cost of lighting systems, as a percentage of lighting systems revenues	48	49	51
Cost of OEM and licensing, as a percentage of OEM and licensing revenues	45	54	56
Total cost of revenues	47	49	51

Gross profit	53	51	49
Operating Expenses:
Selling and marketing	22	21	26
Research and development	9	9	9
General and administrative	17	17	16
Restructuring	—	—	1

Total operating expenses	48	47	52

Income (loss) from operations	5	4	(3)
Interest income, net	3	1	—
Equity in earnings of joint venture	—	1	—

Net income (loss)	8%	6%	(3)%

2005 Compared to 2004

Revenues.  Total revenues increased 32%, from $40.2 million in 2004 to $52.9 million in 2005.

Lighting systems revenues increased 28%, from $34.4 million in 2004 to $44.2 million in 2005. Lighting systems revenues in North America increased 21%, from $22.4 million in 2004 to $27.2 million in 2005, and in markets outside North America increased 41%, from $12.0 million in 2004 to $17.0 million in 2005.

The increase in lighting systems revenues for 2005 was primarily attributable to increased worldwide sales of our intelligent LED lighting systems, the addition of new products to our product line in prior periods, growth in our direct sales force, and our ongoing efforts to expand and support our network of North American manufacturer’s representatives and international distributors. Sales in the Japanese market to CK Japan increased 11% to $4.8 million in 2005 from $4.3 million in 2004.

Our OEM and licensing revenues increased 53%, from $5.7 million in 2004 to $8.7 million in 2005. Total OEM sales amounted to $4.9 million and $7.4 million in 2004 and 2005, respectively. The increase in OEM sales was primarily attributable to increased product sales to an individual customer in the special event field, which accounted for $957,000 of revenues in 2004 compared to $3.6 million of revenues in 2005. Our licensing revenues amounted to $833,000 and $1.3 million in 2004 and 2005, respectively. The increase in licensing revenues is due primarily to an increase in the base of licensing customers.

Revenues derived from sales of lighting systems and OEM products to CK Japan represented 11% and 9% of total revenues in 2004 and 2005, respectively.

No other customer accounted for more than 10% of our total revenues in 2004 and no customer accounted for more than 10% of our total revenues in 2005.

Revenues derived from sales of lighting systems products to CKDI decreased from 13% of total revenues in 2004 to 10% of total revenues in 2005.

We expect lighting systems revenues to increase in 2006, based on our expectation of further increase in worldwide market acceptance of our intelligent LED lighting systems, as well as the addition of new products to our product lines. To accelerate this revenue growth, we have planned a worldwide expansion of our sales force and distribution channels. We expect total revenues for our OEM and licensing business unit to increase in 2006, primarily as a result of having an increasing number of OEM and licensing customers who have commenced, or will during 2006 commence, commercial shipment of products incorporating our technologies.

Gross Profit.  Total gross profit increased from $20.3 million in 2004 to $28.0 million in 2005. The dollar increase was attributable primarily to increased sales and to overall improved gross margins. Gross profit as a percentage of revenues, or gross margin, increased from 51% in 2004 to 53% in 2005.

Gross margin from lighting systems increased from 51% in 2004 to 52% in 2005. The increase was primarily attributable to reduced product costs. Gross margin from lighting systems may vary from period to period depending on a number of factors, most notably product mix, changes in material costs, and the timing of larger deals which, on average, tend to have lower gross margins.

Gross margin from our OEM and licensing business increased from 46% in 2004 to 56% in 2005. The increase was primarily attributable to increased percentages of higher margin licensing revenues and a favorable change in our product mix toward higher margin OEM products. Gross margin for our OEM and licensing business may vary in future periods depending on the mix of OEM products and the relative percentage of licensing revenues.

Selling and Marketing Expenses.  Selling and marketing expenses increased 35% from $8.5 million in 2004 to $11.5 million in 2005. The increase was primarily attributable to an increase in payroll and travel-related expenses due to an expansion of our sales force and hiring of additional product management personnel, an increase in marketing and channel support programs, and increases in sales commissions to employees and commissions to our manufacturer’s representatives as a result of our revenue growth. As a percentage of total revenues, sales and marketing expenses increased from 21% in 2004 to 22% in 2005. The increase in selling and marketing expense as a percentage of revenues was attributable primarily to the expansion of our sales force and product management team. In 2006, we expect our payroll related expenses to increase as we add personnel primarily in the area of direct sales and sales support. In addition, we plan to increase our spending on various variable marketing programs, including branding initiatives, market research, trade shows and events, and marketing publications. In addition, we expect our commissions to our manufacturer’s representatives to increase, commensurate with our expected revenue growth. As a result, we expect our selling and marketing expenses to increase in dollar amount in 2006.

Research and Development Expenses.  Research and development expenses increased 31%, from $3.5 million in 2004 to $4.6 million in 2005. The increase was primarily attributable to increases in our research and development headcount based both in our Boston and China offices, as well as increased spending on product development including testing and certification related activities. As a percentage of total revenues, research and development expenses remained constant at 9% for each of the years ended 2004 and 2005. We expect our research and development expenses to increase in dollar amount in subsequent periods, as we devote additional resources to developing new products and technologies and supporting scheduled new product introductions in 2006.

General and Administrative Expenses.  General and administrative expenses increased 39%, from $6.7 million in 2004 to $9.4 million in 2005. Total outside legal expenses in 2005 were $2.8 million, an increase of $852,000 compared to 2004, primarily as a result of increased patent application activity and patent litigation matters, as well as corporate projects. Recruiting expenses increased by $172,000 in 2005 as compared to 2004 as a result of fees we incurred to fill certain positions. Outside professional fees related to compliance with the Sarbanes-Oxley Act of 2002 amounted to $509,000 in 2005, compared to $0 in 2004. The remaining increase in general and administrative expenses for 2005 was primarily the result of increased personnel-related costs to support overall growth in the business. However, the increases in 2005 were partially offset by a decrease of $313,000 in stock-based compensation charges compared to 2004, primarily as a result of accelerating the vesting of previously granted options to advisory board members in June 2004. We expect general and administrative expenses to increase in dollar amount in 2006 primarily due to anticipated higher outside legal expenses, principally relating to patent application activity and patent litigation matters. The timing and extent of patent and litigation activity related to building or defending our intellectual property rights is uncertain, and we expect quarter to quarter variability.

Interest Income.  Interest income increased from $518,000 in 2004 to $1.6 million in 2005, due to higher average cash, cash equivalent, and investment balances, as well as higher average yields on these investments in 2005.

Equity in Earnings of Joint Venture.  Equity in earnings of joint venture decreased from a $334,000 gain in 2004 to a $223,000 gain in 2005. The variance was due to fluctuations in net income earned by CK Japan. The decrease in CK Japan’s net income in 2005 as compared to 2004 was primarily attributable to lower gross margin percentages of CK Japan in 2005 due primarily to programs to expand distribution.

Provision for Income Taxes.  We recorded no provision for income tax in either 2004 or 2005 due to our net loss carryforward position. At December 31, 2005, we had net loss carryforwards available to offset future taxable income of $29.5 million and federal research and development tax credit carryforwards available to reduce future taxes payable of $1.2 million. Should it become more likely than not that these assets will be recovered, we would remove the allowances provided, which would have the effect of reducing or eliminating our provision for income tax and possibly creating a tax benefit to earnings.

2004 Compared to 2003

Revenues.  Total revenues increased 39%, from $28.9 million in 2003 to $40.2 million in 2004.

Lighting systems revenues increased 31%, from $26.2 million in 2003 to $34.4 million in 2004. Lighting systems revenues in North America increased 41%, from $15.9 million in 2003 to $22.4 million in 2004, and in markets outside North America increased 17%, from $10.3 million in 2003 to $12.0 million in 2004.

The increase in lighting systems revenues for 2004 was primarily attributable to increased worldwide sales of our intelligent LED lighting systems, the addition of new products to our product line in prior periods, and the continued development of our worldwide sales channels. These factors more than offset a $621,000 decline in lighting systems sales in the Japanese market to our joint venture partner, CK Japan, compared to 2003. In addition, sales of branded consumer products were essentially zero in 2004, compared with approximately $1.0 million in 2003. The decline was a result of our decision in 2003 to discontinue selling these as branded Color Kinetics products and to instead pursue distribution opportunities primarily through our OEM and licensing program.

Our OEM and licensing revenues increased 115%, from $2.7 million in 2003 to $5.7 million in 2004. Sales of our OEM pool products increased by $1.4 million to $2.7 million in 2004. Sales to OEM and licensing customers in other markets increased by $1.6 million in 2004 reflecting, in part, the increase in the number of our OEM and licensing customers.

Revenues derived from sales of lighting systems and OEM products to CK Japan decreased from 17% to 11% of total revenues in 2003 and 2004, respectively.

No other customer accounted for more than 10% of our total revenues in 2003 or 2004.

Revenues derived from sales of lighting systems products to CKDI increased from 6% to 13% of total revenues in 2003 and 2004, respectively. The increase was primarily the result of our agreement with CKDI beginning in July 2003, therefore resulting in 2004 having twelve months of revenues versus six months in 2003 and, to a lesser degree, to the overall increase in North American lighting systems revenues.

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

Selling and Marketing Expenses.  Selling and marketing expenses increased 12% from $7.6 million in 2003 to $8.5 million in 2004. The increase in dollar amount was primarily attributable to a $390,000 increase in commissions to our manufacturer’s representatives as a result of our revenue growth, as well as a $251,000 increase attributable to our having participated in a larger number of trade shows in 2004 compared to 2003, and a $212,000 increase in product samples and evaluation units. As a percentage of total revenues, sales and marketing expenses decreased from 26% in 2003 to 21% in 2004. The decline in selling and marketing expense as a percentage of revenues was attributable to our revenue growth.

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

General and Administrative Expenses.  General and administrative expenses increased 46%, from $4.6 million in 2003 to $6.7 million in 2004. Outside legal expenses increased by $988,000 in 2004 compared to the prior year, primarily as a result of increased patent application activity and patent litigation matters. Stock-based compensation charges increased by $270,000 in 2004 compared to 2003, primarily as a result of accelerating the vesting of previously granted options to advisory board members in June 2004. The remaining increases in general and administrative expenses were primarily the result of increased personnel-related costs to support overall growth in the business as well as expenses related to being a public company.

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

Equity in Earnings of Joint Venture.  Equity in earnings of joint venture increased from $3,000 earnings in 2003 to $334,000 earnings in 2004. The lower equity in earnings in 2003 was primarily due to higher unrealized losses in 2003, as compared to 2004, on open foreign exchange forward contracts that were purchased by CK Japan in order to hedge anticipated dollar-denominated purchases.

Provision for Income Taxes.  We recorded no provision for income tax in either 2003 or 2004 due to our net loss carryforward position.

Liquidity and Capital Resources

At December 31, 2005, we had $57.2 million in cash and equivalents and investments, representing an increase of $2.0 million compared to our $55.2 million balance of cash and equivalents and investments at December 31, 2004.

During 2005, we generated $892,000 of cash from operating activities, as compared to $2.0 million in 2004. The decrease in cash flows from operating activities during 2005 as compared to 2004 was primarily due to increased inventory purchases in 2005 to meet expected demand of certain products, higher accounts receivable balances as a result of revenue growth, and changes in our other operating assets and liabilities.

Net cash provided by investing activities was $13.9 million in 2005, reflecting $14.8 million in net maturities of investments and $100,000 from restricted cash representing partial return of a security deposit on our primary office lease. These inflows were offset partially by $1.0 million of purchases of property and equipment, primarily tooling and test equipment related to our product development efforts, computers, and leasehold improvements related to the construction of our showroom. Investments are composed of state and municipal obligations, U.S. Treasury obligations, and investment-grade commercial paper.

Net cash provided by financing activities was $2.1 million in 2005, attributable to $1.8 million in proceeds from the exercise of stock options and $277,000 of proceeds from the issuance of common stock pursuant to our Employee Stock Purchase Plan.

We anticipate that our cash and equivalents and investments at December 31, 2005 will be sufficient to fund our foreseeable cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

We lease certain facilities, including our corporate headquarters, under non-cancelable operating lease arrangements expiring through August 31, 2007, with a five-year renewal option. We entered into a sublease through August 31, 2007 relating to certain vacated space, pursuant to which we expect to receive sublease income that will partially offset our lease obligations.

Set forth below is information concerning our known contractual obligations as of December 31, 2005 that are fixed and determinable (in thousands):

	Payment Due by Period
		Less than		3-5	More than
Contractual Obligations	Total	1 Year	1-3 Years	Years	5 Years

Operating lease obligations(1)	$3,368	$2,022	$1,346	$—	$—

(1)	Does not reflect sublease income that we expect to receive during the following periods: less than 1 year, $492,000; 1 to 3 years, $334,000; and 3 to 5 years, $0.00.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first quarter of the first annual reporting period that begins after June 15, 2005. We will adopt SFAS No. 123R on January 1, 2006 using the modified-prospective method.

Adoption of SFAS No. 123R will materially increase our stock compensation expense and decrease our net income and basic and diluted earnings per share. However, adoption of SFAS No. 123R will have no impact on our financial position. For the first quarter of 2006, total stock-based compensation expense, including amounts from the issuance of stock options using the fair value provisions of SFAS No. 123R, is estimated to be between approximately $500,000 and $700,000. In order to develop the first quarter 2006 stock-based compensation expense estimate, we utilized assumptions, including, among other items, projected option grants and expected life and volatility. SFAS No. 123R also requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations. The impact of the adoption of SFAS No. 123R beyond the first quarter of 2006 cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future.

On November 29, 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during years beginning after June 15, 2005. We do not believe adoption of SFAS No. 151 will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires companies to apply a retrospective application for reporting a change in accounting principle and differentiates a retrospective application from a restatement. This Statement also carries forward the guidance from APB Opinion No. 20 regarding the correction of an error and changes in accounting estimates. We do not anticipate any impact on our financial statements from the adoption of this Statement.

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

Our joint venture, CK Japan, has entered into forward currency contracts to hedge anticipated dollar denominated purchases of product from us. These contracts consist solely of forward contracts to acquire dollars at a fixed yen rate. These contracts are reflected on the balance sheet of CK Japan at current fair value and cover a notional amount of $5.7 million, settling at various dates through 2010. Our exposure to these contracts is limited to the impact on our proportional share of the income or loss of CK Japan. We have provided no guarantees with respect to CK Japan, and as a result the maximum loss we would record with respect to our investment would be the carrying value of that investment at any point in time. At December 31, 2005, our investment in CK Japan was carried at $887,000.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Color Kinetics Incorporated
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Color Kinetics Incorporated and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Color Kinetics Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 10, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 10, 2006

Color Kinetics Incorporated

Consolidated Balance Sheets

	December 31,
	2005	2004
	(In thousands,
	except per share data)

ASSETS
CURRENT ASSETS:
Cash and equivalents	$43,032	$26,198
Investments	14,137	29,022
Restricted cash	100	100
Accounts receivable, net of allowance for doubtful accounts of approximately $461 and $429 in 2005 and 2004, respectively	7,813	5,346
Accounts receivable from related parties	249	31
Inventory	7,159	4,730
Prepaid expenses and other current assets	1,436	2,076

Total current assets	73,926	67,503

PROPERTY AND EQUIPMENT — at cost:
Computer equipment	1,368	1,768
Furniture and fixtures	886	800
Tooling and test equipment	1,003	1,182
Leasehold improvements	1,191	1,040

Total	4,448	4,790
Less — accumulated depreciation and amortization	(3,422)	(3,643)

Property and equipment — net	1,026	1,147
INVESTMENT IN JOINT VENTURE	887	557
RESTRICTED CASH — Non-current portion	900	1,000

TOTAL ASSETS	$76,739	$70,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,019	$1,564
Accounts payable to related party	63	48
Accrued expenses	2,169	1,575
Accrued compensation	2,251	1,731
Accrued restructuring	385	405
Accrued warranty	876	860
Deferred revenue	231	379

Total current liabilities	6,994	6,562

ACCRUED RESTRUCTURING — Non-current portion	243	628

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value — authorized, 5,000 shares; issued, none
Common stock, $0.001 par value — authorized, 100,000 shares in 2005 and 2004; issued and outstanding 18,387 and 17,900 shares in 2005 and 2004, respectively	18	18
Additional paid-in capital	99,210	97,059
Accumulated other comprehensive loss	(120)	(122)
Accumulated deficit	(29,606)	(33,938)

Total stockholders’ equity	69,502	63,017

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,739	$70,207

See notes to consolidated financial statements.

Color Kinetics Incorporated

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

REVENUES(1):
Lighting systems	$44,156	$34,435	$26,197
OEM and licensing	8,751	5,715	2,652

Total revenues	52,907	40,150	28,849
COST OF REVENUES:
Lighting systems	21,006	16,777	13,286
OEM and licensing	3,894	3,075	1,490

Total cost of revenues	24,900	19,852	14,776

GROSS PROFIT	28,007	20,298	14,073

OPERATING EXPENSES:
Selling and marketing	11,519	8,514	7,615
Research and development	4,607	3,512	2,466
General and administrative(2)	9,396	6,741	4,608
Restructuring	—	—	161

Total operating expenses	25,522	18,767	14,850

INCOME (LOSS) FROM OPERATIONS	2,485	1,531	(777)

INTEREST INCOME — net
Interest income	1,624	518	50
Interest expense	—	—	(3)

Total interest income, net	1,624	518	47

EQUITY IN EARNINGS OF JOINT VENTURE	223	334	3

NET INCOME (LOSS)	$4,332	$2,383	$(727)

EARNINGS (LOSS) PER SHARE:
Basic	$0.24	$0.22	$(0.26)
Diluted	$0.22	$0.14	$(0.26)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,177	10,906	2,790
Diluted	19,630	17,487	2,790

(1) Includes revenues from related parties as follows:
Lighting systems	$4,660	$4,442	$4,913
OEM and licensing	115	—	269

Total related party revenues	$4,775	$4,442	$5,182

(2) Includes stock-based compensation as follows:	$31	$346	$76

See notes to consolidated financial statements.

Color Kinetics Incorporated

Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (Loss)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit	Total	Income (Loss)
	(In thousands)

Balance, January 1, 2003	2,781	$3	$215	$10	$(35,514)	$(35,286)
Exercise of stock options	23	—	13	—	—	13
Stock-based compensation	—	—	76	—	—	76
Translation adjustments	—	—	—	4	—	4	$4
Net loss	—	—	—	—	(727)	(727)	(727)

Comprehensive loss	—	—	—	—	—	—	$(723)

Balance, December 31, 2003	2,804	3	304	14	(36,241)	(35,920)
Exercise of stock options	22	—	115	—	—	115
Exercise of warrants	5	—	—	—	—	—
Issuance costs of Series F preferred stock	—	—	—	—	(80)	(80)
Conversion of redeemable convertible preferred stock to common stock	11,069	11	61,071	—	—	61,082
Issuance of stock in initial public offering, net of issuance costs of $1,973	4,000	4	35,223	—	—	35,227
Stock-based compensation	—	—	346	—	—	346
Translation adjustments	—	—	—	(114)	—	(114)	$(114)
Unrealized loss on investments	—	—	—	(22)	—	(22)	(22)
Net income	—	—	—	—	2,383	2,383	2,383

Comprehensive income	—	—	—	—	—	—	$2,247

Balance, December 31, 2004	17,900	18	97,059	(122)	(33,938)	63,017
Exercise of stock options	451	—	1,792	—	—	1,792
Common stock issued for services	4	—	51	—	—	51
Issuance of stock under the employee stock purchase plan	32	—	277	—	—	277
Stock-based compensation	—	—	31	—	—	31
Translation adjustments	—	—	—	63	—	63	$63
Unrealized loss on investments	—	—	—	(61)	—	(61)	(61)
Net income	—	—	—	—	4,332	4,332	4,332

Comprehensive income	—	—	—	—	—	—	$4,334

Balance, December 31, 2005	18,387	$18	$99,210	$(120)	$(29,606)	$69,502

See notes to consolidated financial statements.

Color Kinetics Incorporated

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,332	$2,383	$(727)
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	1,124	709	873
Loss on disposal of property and equipment	4	—	—
Stock-based compensation	31	346	76
Equity in earnings of joint venture	(223)	(334)	(3)
Common stock issued for services	51	—	—
Changes in assets and liabilities:
Accounts receivable	(2,685)	(1,332)	(899)
Inventory	(2,429)	294	(1,502)
Prepaid expenses and other current assets	640	(1,268)	463
Accounts payable	(530)	225	(42)
Accrued expenses	1,130	1,362	465
Deferred revenue	(148)	(8)	181
Accrued restructuring	(405)	(427)	(386)

Cash flows from operating activities	892	1,950	(1,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(48,082)	(29,044)	—
Sales and maturities of investments	62,906	—	—
Purchases of property and equipment	(1,007)	(791)	(519)
Proceeds from restricted cash	100	100	100

Cash flows from investing activities	13,917	(29,735)	(419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under equipment note payable and line of credit	—	—	(100)
Proceeds from the exercise of stock options	1,792	115	13
Proceeds from issuance of redeemable convertible preferred stock — net of issuance costs	—	13,003	—
Proceeds from issuance of common stock — net of issuance costs	277	35,227	—

Cash flows from financing activities	2,069	48,345	(87)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(44)	(48)	4

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	16,834	20,512	(2,003)
CASH AND EQUIVALENTS — Beginning of year	26,198	5,686	7,689

CASH AND EQUIVALENTS — End of year	$43,032	$26,198	$5,686

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$3

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock	$—	$61,082	$—

See notes to consolidated financial statements.

Color Kinetics Incorporated

Notes to Consolidated Financial Statements

1.	Nature of Business and Basis of Presentation

Nature of Business — Color Kinetics Incorporated, incorporated in Delaware on September 15, 1997, is a pioneer in the design, marketing and licensing of LED lighting systems. We sell our products through our direct sales force and network of manufacturer’s representatives and distributors.

Basis of Presentation — In light of recent views expressed by the Securities and Exchange Commission with respect to accounting for auction rate securities (“ARS”), we have reclassified the accompanying December 31, 2004 consolidated balance sheet so as to no longer report ARS as cash equivalents. We now report ARS on our balance sheet as investments. The amount reclassified from cash and equivalents to investments at December 31, 2004 was $3.0 million. We also reclassified net cash used for investing activities within the consolidated statement of cash flows for 2004 to conform to this presentation. The reclassifications to the prior year financial statements did not affect our key financial indicators such as total cash and investments, total assets, stockholders’ equity, revenues, income from operations, net income, diluted earnings per share or cash flows from operating activities. In addition, we do not believe a reader’s ability to understand other key aspects of our financial position or operations that might be pertinent to an investment decision has been affected as a result of the reclassifications.

We also reclassified certain other amounts for 2004 and 2003 to conform to the 2005 presentation.

Principles of Consolidation — The consolidated financial statements include the accounts of Color Kinetics Incorporated and its wholly owned subsidiaries. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions and balances have been eliminated in consolidation. We hold a 50% equity interest in a joint venture, Color Kinetics Japan Incorporated (“CK Japan”). This investment is accounted for using the equity method (see Note 9).

2.	Summary of Significant Accounting Policies

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents and Restricted Cash — We consider all short-term highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents.

We provided to the lessor of our corporate headquarters an irrevocable letter of credit issued by a bank with a defined pay-down provision over the term of the lease. At December 31, 2005 and 2004, $900,000 and $1.0 million, respectively, was classified as long-term restricted cash and $100,000 and $100,000, respectively, was classified as short-term restricted cash, representing cash held on deposit with a bank to secure the letter of credit.

Fair Value of Financial Instruments — The carrying amount of our cash, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. We base the fair value of investments available for sale on current market value (see Note 3).

Investments — Investments, which consist primarily of municipal and U.S. Treasury obligations and corporate debt securities purchased with remaining maturities of more than three months, are classified as investments available for sale and stated at fair value. Aggregate unrealized holding gains and losses are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (see Note 3).

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

Inventory — Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following, net of reserves as of December 31 (in thousands):

	2005	2004

Finished goods	$6,589	$4,270
Raw material components	570	460

Total	$7,159	$4,730

To the extent that inventory is considered not saleable or net realizable value has diminished below cost, reserves are provided to reflect the estimated loss. Activity within reserves provided against inventory was as follows for years ended December 31 (in thousands):

	2005	2004	2003

Balance, beginning of year	$454	$605	$1,382
Provisions in cost of revenues	628	242	541
Write-offs against reserves	(393)	(393)	(1,318)

Balance, end of year	$689	$454	$605

Property and Equipment — Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets (three years for computer equipment, five years for furniture and fixtures, one year for tooling and test equipment, and the remaining term of the lease for leasehold improvements). Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization is eliminated from the respective accounts and any resulting gains or losses are reflected in operations. Expenditures for repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets — We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the assets. If expected undiscounted cash flows are not sufficient to recover the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. In connection with our 2001 restructuring plan (see Note 10), we wrote off certain leasehold improvements related to the abandonment of a portion of our principal office facility. No other impairments have been noted or recorded to date.

Warranty Reserve — Our products are generally warranted against defects for 12 months following purchase. Reserves for potential warranty claims are provided at the time of revenue recognition based on historical claims experience, repair costs and current sales levels. Activity within the reserve was as follows for the years ended December 31 (in thousands):

	2005	2004	2003

Balance, beginning of year	$860	$404	$549
Provisions in cost of revenues	517	821	336
Expenditures	(501)	(365)	(481)

Balance, end of year	$876	$860	$404

Revenue Recognition — We recognize revenues in connection with sales of our lighting systems and OEM products when all of the following conditions have been met: (1) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products have been delivered and title and risk of loss has passed to the customer, which typically occurs when a product is shipped under our customary terms, generally FOB shipping point; (3) the amount of revenue to which we are entitled is fixed or determinable; and

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

(4) we believe it is probable that we will be able to collect the amount due to us from our customer. To the extent that one or more of these conditions is not present, we delay recognition of revenue until all the conditions are present. We classify the amount of freight that is invoiced to our customers as revenue, with the corresponding cost classified as cost of revenues.

We offer our lighting systems customers limited rights of return, which typically provide that within 30 days of shipment products in unopened and saleable condition may, at our discretion, be returned to us for refund, net of a 15% restocking fee. We also provide certain distributors with limited stock rotation rights. Based on historical experience, we provide for potential returns from customers through a sales return reserve, included in accrued expenses. The reserve is evaluated and adjusted as conditions warrant. An allowance for doubtful accounts is provided to reserve for credit losses as a result of customers’ inability to pay.

Activity within the allowance for doubtful accounts was as follows for the years ended December 31 (in thousands):

	2005	2004	2003

Balance, beginning of year	$429	$270	$469
Provisions in general and administrative expense	81	231	160
Write-offs against allowance	(49)	(72)	(359)

Balance, end of year	$461	$429	$270

Activity within the accrual for sales returns and allowances was as follows for the years ended December 31 (in thousands):

	2005	2004	2003

Balance, beginning of year	$267	$200	$242
Provisions against revenues	114	74	8
Write-offs against allowance	(61)	(7)	(50)

Balance, end of year	$320	$267	$200

Advertising Costs — We expense advertising costs as incurred. Advertising costs aggregate approximately $367,000, $184,000, and $300,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Income Taxes — Deferred tax assets and liabilities are provided based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized.

Stock-Based Compensation — At December 31, 2005, we had three stock-based compensation plans, which are described in Note 6. We apply the intrinsic value method of accounting for stock options granted to employees, as well as for common stock issued under our 2004 Employee Stock Purchase Plan (“ESPP”). We apply the fair value method for stock options and awards granted to non-employees.

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

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

Had we used the fair value method to measure compensation related to stock awards to employees, with the measurement date being the date of grant, pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003

Net income (loss) as reported	$4,332	$2,383	$(727)
Add: stock-based compensation determined under intrinsic value method for employee awards	31	21	—
Less: pro forma compensation expense related to the ESPP	(98)	(55)	—
Less: pro forma stock-based compensation expense related to option plans	(1,603)	(357)	(172)

Pro forma net income (loss)	$2,662	$1,992	$(899)

Basic earnings (loss) per share:
As reported	$0.24	$0.22	$(0.26)
Pro forma	$0.15	$0.18	$(0.32)
Diluted earnings (loss) per share:
As reported	$0.22	$0.14	$(0.26)
Pro forma	$0.14	$0.11	$(0.32)

We estimated the fair value of options and ESPP shares at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003

Employee Stock Purchase Plan(1):
Risk-free interest rate	3.1%	1.7%	—
Expected volatility	66%	69%	—
Expected dividend yield	0.0%	0.0%	—
Expected life in years	0.5	0.6	—
Stock Options:
Risk-free interest rate	4.2%	3.5%	3.0%
Expected volatility	65%	67%	0.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life in years	4.0	4.0	4.0

(1)	The ESPP was established in 2004; accordingly, valuation factors are not applicable for years prior to 2004.

A weighted average volatility factor of 0.0% was used for option grants prior to our June 22, 2004 initial public offering date.

The weighted average fair value of options granted for the years ended December 31, 2005, 2004 and 2003 was $6.93, $5.58, and $0.50, respectively. The weighted average fair value of the option feature contained in shares awarded under the ESPP for the year ended December 31, 2005 and 2004 was $4.08 and $3.66, respectively.

The Black-Scholes option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of 10 years.

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

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

For purposes of computing stock-based compensation expense, the estimated fair value of non-employee advisor options was determined using the Black-Scholes option-pricing model using risk-free interest rates ranging from 2.36% to 4.08%, a dividend yield of 0.0%, a weighted average expected life in years of 4.0 and a volatility factor of 50.0%.

Off-Balance-Sheet Risk and Concentration of Credit Risk — Financial instruments that potentially expose us to concentrations of credit risk primarily consist of cash and equivalents, investments and accounts receivable. We have no significant off-balance-sheet risks such as those associated with foreign exchange contracts, option contracts or other foreign exchange hedging arrangements. With respect to concentration of credit risk, we have cash investment policies which, among other things, limit investments to investment-grade securities.

We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses, and such losses have been within management’s expectations.

During the year ended December 31, 2005, no customer accounted for more than 10% of our total revenues. During the year ended December 31, 2004, we had two customers, CK Japan and Color Kinetics Distribution, Inc. (an unrelated party), that accounted for 11% and 13% of total revenues, respectively. During the year ended December 31, 2003, we had one customer, CK Japan, that accounted for 17% of total revenues. At December 31, 2005, we had one customer that accounted for 11% of total accounts receivable. At December 31, 2004, we had two customers that accounted for 17% and 12% of total accounts receivable.

Geographic Information — We have derived product revenues from sales primarily from customers based in the United States of America, Europe and Asia, as follows (in thousands):

	Years Ended December 31,
Location of Customers	2005	2004	2003

United States of America	$33,474	$26,603	$17,776
Asia	10,825	8,011	7,773
Europe	3,880	2,832	1,913
Other	4,728	2,704	1,387

Total	$52,907	$40,150	$28,849

Substantially all of our long-lived assets are located in the United States of America.

Foreign Currency — The assets and liabilities of our foreign subsidiaries, as well as our investment in CK Japan, are translated from the local functional currency into U.S. Dollars at year-end exchange rates, and revenues and expenses of our foreign subsidiaries are translated at average rates prevailing during the year. Resulting translation adjustments are accumulated as part of accumulated other comprehensive income (loss). Transaction gains or losses are recognized in income or loss currently. Transaction gains and losses are not material for any period presented.

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income (Loss) — Comprehensive income (loss) includes all changes in equity during a period except those resulting from investing by owners and distributions to owners. For the years ended December 31, 2005, 2004 and 2003, comprehensive income (loss) is composed of our net income (loss) and currency translation adjustments. For the years ended December 31, 2005 and 2004, comprehensive income also includes unrealized holding losses on our available-for-sale investments.

New Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first quarter of the first annual reporting period that begins after June 15, 2005. We will adopt SFAS No. 123R on January 1, 2006 using the modified-prospective method.

Adoption of SFAS No. 123R will materially increase our stock compensation expense and decrease our net income and basic and diluted earnings per share. However, adoption of SFAS No. 123R will have no impact on our financial position. For the first quarter of 2006, total stock-based compensation expense, including amounts from the issuance of stock options using the fair value provisions of SFAS No. 123R, is estimated to be between approximately $500,000 and $700,000. In order to develop the first quarter 2006 stock-based compensation expense estimate, we utilized assumptions, including, among other items, projected option grants and expected life and volatility. SFAS No. 123R also requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations. The impact of the adoption of SFAS No. 123R beyond the first quarter of 2006 cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future.

On November 29, 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during years beginning after June 15, 2005. We do not believe adoption of SFAS No. 151 will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires companies to apply a retrospective application for reporting a change in accounting principle and differentiates a retrospective application from a restatement. This Statement also carries forward the guidance from APB Opinion No. 20 regarding the correction of an error and changes in accounting estimates. We do not anticipate any impact on our financial statements from the adoption of this Statement.

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

3.	Investments

A summary of our investments available-for-sale by major security type (including $21.9 million classified as cash equivalents) at December 31, 2005 was as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
Security Type	Cost	Gains	Losses	Fair Value

Commercial paper	$8,712	$—	$—	$8,712
Auction rate securities	3,500	—	—	3,500
U.S. government obligations	8,989	—	(83)	8,906
Money market funds	14,916	—	—	14,916

Total	$36,117	$—	$(83)	$36,034

The fair value of debt securities held at December 31, 2005, by contractual maturity, was as follows (in thousands):

Due in one year or less	$32,534
Due after one year	3,500

Total	$36,034

A summary of our investments available-for-sale by major security type (including $9.1 million classified as cash equivalents) at December 31, 2004 was as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value

Commercial paper	$8,962	$—	$—	$8,962
Auction rate securities	3,000	—	—	3,000
U.S. government obligations	7,969	—	(22)	7,947
Certificate of deposit	15,099	—	—	15,099
Other investments	90	—	—	90

Total	$35,120	$—	$(22)	$35,098

4.	Line of Credit

We had a line of credit with a bank under which we were permitted to borrow up to the lesser of $3,000,000 or 80% of qualified accounts receivable, as defined in the agreement. The line of credit expired unused in September 2004, and we presently have no plans to obtain additional bank financing. We had no outstanding borrowings at December 31, 2005 and 2004.

During the year ended December 31, 2003, we repaid $100,000 under previous working capital and equipment lines of credit with the bank.

5.	Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock warrants, and redeemable convertible preferred stock using the treasury stock method. Due to our net loss for the year ended December 31, 2003, the effect of these items would be antidilutive in that period and, accordingly, is excluded from the computation. Preferred shares converted

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

to common shares in connection with our initial public offering on June 22, 2004 were included in the weighted average computations of diluted earnings per share until the date of actual conversion on an if-converted basis and in the weighted average computations of basic earnings per share from the date of such conversion.

For the years ended December 31, 2005, 2004, and 2003, outstanding stock options to purchase approximately 527,000, 50,000 and 633,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings (loss) per share, because these options were antidilutive.

A reconciliation of shares used in the computation of basic earnings (loss) per share and diluted earnings (loss) per share is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Weighted average shares for basic computation	18,177	10,906	2,790
Potential common shares from:
Options	1,010	1,071	—
Warrants	443	425	—
Redeemable convertible preferred stock	—	5,085	—

Weighted average shares for diluted computation	19,630	17,487	2,790

On a pro forma basis, earnings (loss) per basic share for the years ended December 31, 2004 and 2003 would have been $0.15 and $(0.05) per share, respectively, if the conversion of redeemable convertible preferred stock to common stock in connection with our initial public offering had occurred at the beginning of all periods in which such preferred shares were outstanding.

6.	Stockholders’ Equity

Preferred Stock — Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rights, redemption and/or conversion provisions, if any, preferences and voting rights. At December 31, 2005, our Board of Directors had not established any series of preferred stock.

Redeemable Convertible Preferred Stock — In January and February 2004, we issued 3,484,849 shares of Series F Redeemable Convertible Preferred Stock (“Series F Preferred Stock”) at $3.754269 per share. In February 2002 and December 2001, we issued 2,387,202 and 3,451,792 shares of Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”) at $2.8834 per share, respectively. In March 2001, we issued 1,524,633 shares of Series D Redeemable Convertible Preferred Stock at $4.7495 per share. In December 2000, we issued 1,200,744 shares of Series D and D-1 Redeemable Convertible Preferred Stock (“Series D and D-1 Preferred Stock”) at $4.7495 per share. In December 1999, we issued 3,355,897 shares of Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”) at $3.88 per share. In December 1998, we issued 1,020,285 shares of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) at $0.8256 per share and 3,956,208 shares of Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) at $1.1008 per share. All outstanding classes of preferred stock are referred to hereafter as the “Preferred Stock.”

In connection with our initial public offering, all 20,381,610 shares of our preferred stock then issued and outstanding were converted into 11,069,031 shares of common stock.

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of share activity for our Preferred Stock, by series (in thousands):

	A	B	C	D and D-1	E	F	Total

Balance — January 1, 2003 and 2004	1,020	3,956	3,356	2,726	5,839	—	16,897
Issued	—	—	—	—	—	3,485	3,485
Conversion to common shares	(1,020)	(3,956)	(3,356)	(2,726)	(5,839)	(3,485)	(20,382)

Balance — December 31, 2004 and 2005	—	—	—	—	—	—	—

The following is a summary of changes in the carrying value, which represents redemption value and liquidation preference, of Preferred Stock, by series (in thousands):

	A	B	C	D and D-1	E	F	Total

Balance — January 1, 2003 and 2004	$843	$4,355	$13,021	$12,944	$16,836	$—	$47,999
Issued	—	—	—	—	—	13,083	13,083
Conversion to common shares	(843)	(4,355)	(13,021)	(12,944)	(16,836)	(13,083)	(61,082)

Balance — December 31, 2004 and 2005	$—	$—	$—	$—	$—	$—	$—

Stock Options — We have two shareholder-approved stock option plans: the 1998 Stock Option Plan (“1998 Plan”) and the 2004 Stock Incentive Plan (“2004 Plan”). These plans permit the granting of stock awards to officers, members of the Board of Directors, employees and consultants. The 1998 Plan terminated in 2004 and no further awards may be granted under it, but existing awards remain outstanding in accordance with their terms. Awards under the 2004 Plan may include stock options (both incentive and nonqualified), restricted and unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, and stock appreciation rights. The 2004 Plan authorizes the grant of up to 1,500,000 shares of common stock and includes an “evergreen” feature so that such number will automatically increase on June 25th of each year from 2005 through 2009 by 150,000 shares per year. The maximum cumulative number of shares with respect to which awards may be granted under the 2004 Plan is 2,250,000. The options generally vest over four years and have terms of ten years. At December 31, 2005, a total of 1,650,000 options to purchase common stock are issuable under these plans, of which 379,593 shares were available for grant. No awards other than incentive and nonqualified stock options have been granted under the foregoing plans.

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of activity under both plans (in thousands, except per share data):

			Weighted
			Average
	Shares	Exercise Price	Exercise Price

Outstanding at January 1, 2003	1,675	$0.04 - 9.00	$3.32
Granted	293	3.50 - 4.50	3.78
Exercised	(23)	0.24 - 5.00	0.56
Forfeited	(319)	3.50 - 9.00	3.82

Outstanding at December 31, 2003	1,626	0.04 - 9.00	3.96
Granted	912	6.76 - 16.10	12.88
Exercised	(22)	3.50 - 9.00	5.29
Forfeited	(61)	3.50 - 15.94	4.66

Outstanding at December 31, 2004	2,455	0.04 - 16.10	7.24
Granted	809	9.90 - 17.05	13.34
Exercised	(451)	0.04 - 10.80	3.97
Forfeited	(237)	3.50 - 16.10	11.00

Outstanding at December 31, 2005	2,576	$0.04 - 17.05	$9.39

Exercisable at December 31, 2003	716	$0.04 - 9.00	$3.94

Exercisable at December 31, 2004	1,117	$0.04 - 10.00	$4.02

Exercisable at December 31, 2005	1,158	$0.04 - 16.10	$5.68

The following table sets forth information regarding options outstanding under both stock option plans at December 31, 2005 (in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average
	Number	Remaining	Weighted	Number	Weighted
	of	Contractual Life	Average	of	Average
Range of Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price

$ 0.04 - 1.00	69	3.18	$0.44	69	$0.44
3.50	592	6.77	3.50	463	3.50
3.88 - 4.50	21	7.03	4.00	9	3.95
5.00	315	4.09	5.00	315	5.00
6.00 - 9.00	312	7.24	7.81	167	7.72
9.20 - 12.15	376	9.45	11.14	27	10.59
12.28 - 15.94	264	9.42	13.59	7	15.94
16.10	406	8.86	16.10	101	16.10
16.25 - 16.45	175	9.95	16.42	—	—
17.05	46	9.95	17.05	—	—

$ 0.04 - 17.05	2,576	7.69	$9.39	1,158	$5.68

For options granted prior to our initial public offering on June 22, 2004, our Board of Directors determined the fair value of our common stock in its good faith judgment at each option grant date for grants under the 1998 Plan considering all relevant factors, including financial and operating performance and recent transactions in our capital stock.

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

Employee Stock Purchase Plan — The ESPP permits eligible employees to purchase up to a maximum of 150,000 shares of our common stock and contains an “evergreen” feature whereby such number shall increase on each of the first five anniversaries of the effective date of this plan by the lesser of 50,000 shares or an amount determined by the Board of Directors. The maximum shares available for issuance and purchase by employees is 400,000. The purchase price is determined as the lesser of 85% of the market value of such shares at the beginning or end of a six-month offering period. However, for the initial offering period of the ESPP, the purchase price was determined based on the lesser of the IPO price of $10.00 per share on June 22, 2004 and the market close price on January 31, 2005. We have issued 31,517 shares under the ESPP as of December 31, 2005. At December 31, 2005, a total of 200,000 shares of common stock are issuable under the plan, of which 168,483 shares were available for issuance.

Warrants — In November 1998, we issued to two members of our Board of Directors Class A warrants to acquire a total of 410,189 shares of common stock at $2.38 per share, and Class B warrants to acquire a total of 149,149 shares of its common stock at $2.98 per share. The warrants vested 50% upon grant date and the remainder vested monthly over two years following grant date. We computed the fair value for 50% of the warrants using the Black-Scholes option-pricing model. The value of these warrants was immaterial to the financial statements. The remaining 50% of the warrants are for services as members of the Board of Directors and are accounted for using the intrinsic value method. In July 2004, we issued 5,229 shares of common stock in a cashless exercise of Class A and Class B warrants. The remaining warrants outstanding are fully vested at December 31, 2005.

Shares Reserved for Future Issuance — At December 31, 2005, approximately 4.5 million shares of common stock are reserved for issuance on the exercise of outstanding stock options under the 1998 Plan and warrants, and the issuance of common stock under the 2004 Plan and the ESPP.

7.	Income Taxes

As of December 31, 2005, we had federal net operating loss carryforwards of approximately $29.5 million available to offset future taxable income, if any. In addition, we have approximately $1.2 million of federal and state research and development tax credits available to reduce future taxes payable. These loss and credit carryforwards and credits expire in varying amounts beginning in 2008 through 2023. The occurrence of certain events, including significant changes in ownership interests, may limit the amount of those assets available to be used in any given year.

The components of the provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2005	2004	2003

Federal — deferred	$(748)	$(937)	$305
State — deferred	(64)	(165)	54
Decrease (increase) in valuation allowance	812	1,102	(359)

Provision for income taxes	$—	$—	$—

A reconciliation of the federal statutory rate to the effective rate is as follows for the years ended December 31:

	2005	2004	2003

Federal	35%	34%	34%
State, net of federal benefit	3	6	6
Valuation allowance	(38)	(40)	(40)

Effective rate	—%	—%	—%

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

The components of our net deferred tax assets are as follows at December 31 (in thousands):

	2005	2004

Net operating loss carryforwards	$9,903	$11,178
Research and development credits	1,175	898
Restructuring accrual	239	414
Inventory allowances	262	191
Bad debts and sales return allowances	297	278
Warranty reserve	333	344
Other	187	(95)
Valuation allowance	(12,396)	(13,208)

	$—	$—

We have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2005 and 2004 because the future realization of such assets is uncertain. The change in the valuation allowance of approximately $812,000 and $1,102,000 in the years ended December 31, 2005 and 2004, respectively, primarily related to the utilization or creation of tax loss carryforwards.

8.	Retirement Plan

We maintain a 401(k) retirement and savings plan (the “401(k) Plan”) covering all employees. The 401(k) Plan allows each participant to contribute up to 100% of base wages up to an amount not to exceed an annual statutory maximum. We may contribute a discretionary matching contribution. Our matching contribution for the year ended December 31, 2005 amounted to approximately $125,000. For the years ended December 31, 2004 and 2003, we made no matching contributions.

9.	Related Party Transactions

In March 2001, we entered into a joint venture agreement with a customer located in Japan to form CK Japan. We invested $165,260 and contributed certain intellectual property rights (recorded at carryover basis of $0) in exchange for 50% ownership of the joint venture. We account for this investment using the equity method of accounting, whereby we record our share of the joint venture’s earnings or losses. In addition, we eliminate the profit associated with inventory sold to and held by CK Japan at the end of each period. The activity in the investment in the joint venture was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Carrying value of investment, beginning of year	$557	$289	$285
Equity in earnings of joint venture	223	334	4
Translation adjustment and other items of comprehensive income of investment	107	(66)	—

Carrying value of investment, end of year	$887	$557	$289

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

Summary unaudited financial information for CK Japan is as follows as of and for the years ended December 31 (in thousands):

	December 31,
	2005	2004

Current assets	$6,327	$7,331
Non-current assets	617	1,026
Current liabilities	5,042	7,103
Non-current liabilities	129	123

	Year Ended December 31,
	2005	2004	2003

Revenues	$10,659	$12,448	$10,906
Gross profit	4,995	6,619	5,296
Income from operations	804	1,207	1,284
Net income	444	685	7

For the years ended December 31, 2005, 2004 and 2003, we recognized revenues from product sales to CK Japan of approximately $4,771,000, $4,292,000, and $5,032,000, respectively. As of December 31, 2005 and 2004, total accounts receivable outstanding from CK Japan were approximately $249,000 and $25,000, respectively. As of December 31, 2005 and 2004, we had no outstanding accounts payable with CK Japan.

We purchase certain raw material components from a significant stockholder. During 2005, 2004, and 2003, we purchased approximately $3,494,000, $766,000, and $1,510,000, respectively. As of December 31, 2005 and 2004, total accounts payable outstanding to the stockholder were approximately $63,000 and $48,000, respectively. In addition during 2005, 2004 and 2003, we recognized revenues from product sales to this stockholder of approximately $4,500, $150,000 and $0, respectively. Accounts receivable from this related party as of December 31, 2005 and 2004 were approximately $0 and $6,000, respectively.

For the year ended December 31, 2003, we recognized revenues from another of our significant stockholders of approximately $150,000. This stockholder ceased to be a significant stockholder in 2004.

10.	Restructuring

During 2001, we implemented a restructuring plan to reorganize our operations. The restructuring charge of approximately $3,888,000 included severance costs related to the termination of eleven employees of approximately $41,000. Also included in the restructuring charge was an estimated loss of approximately $3,255,000 for the minimum future rent commitment under our office facility lease due to the abandonment of a portion of the leased facility, as well as the write-off of approximately $592,000 of leasehold improvements related to that portion of the lease. These amounts are offset by estimated future sublease income. During 2003, we increased our accrued restructuring liability by approximately $161,000 to reflect changes in estimate related to amounts to be received under the lease payment commitment. Amounts carried on the accompanying balance sheets represent amounts due under leases for abandoned space, net of anticipated sublease income.

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

The following details the accrued restructuring reserves and related activity in the reserves through December 31, 2005 (in thousands):

Accrued restructuring costs as of January 1, 2003	$1,845
Total charges to operating expense	161
Cash paid, net of sublease income received	(546)

Accrued restructuring costs as of December 31, 2003	1,460
Cash paid, net of sublease income received	(427)

Accrued restructuring costs as of December 31, 2004	1,033
Cash paid, net of sublease income received	(405)

Accrued restructuring costs as of December 31, 2005	$628

11.	Commitments and Contingencies

Commitments — We lease certain facilities, including our corporate headquarters, under non-cancelable operating lease arrangements expiring through August 31, 2007, with a five-year renewal option. We entered into a sublease through August 31, 2007 relating to certain vacated space, pursuant to which we expect to receive sublease income that will partially offset the above lease obligations.

Set forth in the table below is information concerning our known contractual obligations regarding leasing arrangements as of December 31, 2005 that are fixed and determinable (in thousands):

Year Ended December 31,
2006	$2,022
2007	1,346
Thereafter	—

Total	$3,368

Note that the above table does not reflect sublease income that we expect to receive during the following periods: 2006, $492,000; 2007, $334,000; and thereafter, $0.00.

Rent expense was approximately $1.0 million, $984,000, and $947,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Contingencies —

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

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

In June 2002, we filed a lawsuit against Super Vision in the United States District Court for the District of Massachusetts. In this litigation, we alleged that certain products of Super Vision, including LED architectural lighting fixtures, pool lights and spa lights, infringe four of the patents at issue in Super Vision’s declaratory judgment action; this complaint has been amended to assert infringement of a fifth patent. Super Vision’s lawsuit in Florida was transferred by the court to the United States District Court for the District of Massachusetts. We moved for summary judgment that our patents are infringed, are valid and are enforceable, and also moved for summary judgment dismissing Super Vision’s claims for interference with prospective business relationships, trade disparagement and defamation. On April 19, 2005, our motion for summary judgment regarding Super Vision’s claims against us for interference with prospective business relationships, trade disparagement and defamation was granted. On August 22, 2005, the District Court granted our other motions for summary judgment, finding that the patents in the suit are valid and infringed. The District Court also granted summary judgment rejecting Super Vision’s claims that we were guilty of inequitable conduct regarding our actions with the United States Patent and Trademark Office. We have moved for an award of our attorney fees and, if this motion is granted, will move for final judgment and an injunction against further sales of the Super Vision products in the suit and variants of them.

TIR Systems, Ltd.

In December 2003, we filed a lawsuit against TIR Systems Ltd, a Canadian corporation, in the United States District Court for the District of Massachusetts. In this litigation, we allege that certain products of TIR infringe three of our patents. Our complaint was later amended to add a fourth patent. TIR has filed counterclaims seeking declarations that its products do not infringe and that the patents are invalid. We believe that these claims by TIR are without merit. We have recently taken steps to add four more patents to the suit and to add breach of contract and theft of trade secret claims to our complaint. The present scheduling order specifies that fact discovery is to be completed by September 2006.

In January 2006, we filed a lawsuit against TIR in the Federal Court of Canada. In this litigation, we allege that several TIR Destiny products and TIR’s LEXEL technology infringe our Canadian patent. TIR has not yet filed a Statement of Defence in this case.

12.	Segments

We operate in two distinct segments. These segments are identified by reference to the manner in which our chief operating decision maker allocates resources and assesses the business, which is generally by the type of customer each segment serves. The first segment is “Lighting Systems,” through which we offer LED lighting systems under the Color Kinetics brand for installation in lighting projects where their use has typically been specified by a designer or architect. The second segment is “OEM and Licensing”, through which we offer a standard line of LED lighting modules, custom components and other products that can be incorporated by manufacturers in products sold under their own brands. Included also in the OEM and Licensing segment is the licensing of our technology.

Direct contribution margin includes direct costs normally associated with costs of revenues and additional direct costs, such as direct selling expenses, included in other expense categories contained in the accompanying consolidated statements of operations. Based on available information, we do not generate information regarding indirect costs by segment or assets or cash flows by segment, and hence, such information is not provided below. The information set forth below is prepared in accordance with the accounting principles referred to in Note 2, with the exception that direct costs include some expenses normally allocated to different expense categories in our consolidated statements of operations. There are no inter-segment transactions.

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

The following tables set forth segment information for the years ended December 31, 2005, 2004 and 2003, reconciled to our accompanying consolidated statements of operations (in thousands):

	Lighting	OEM and
Year Ended December 31, 2005	Systems	Licensing	Total

Revenues	$44,156	$8,751	$52,907
Cost of revenues	21,006	3,894	24,900

Gross profit	23,150	4,857	28,007
Other direct costs	11,663	1,142	12,805

Direct contribution margin	$11,487	$3,715	15,202

Reconciling items to income from operations:
Unallocated selling and marketing			1,490
Unallocated research and development			1,831
Unallocated general and administrative			9,396

Income from operations			$2,485

	Lighting	OEM and
Year Ended December 31, 2004	Systems	Licensing	Total

Revenues	$34,435	$5,715	$40,150
Cost of revenues	16,777	3,075	19,852

Gross profit	17,658	2,640	20,298
Other direct costs	8,514	753	9,267

Direct contribution margin	$9,144	$1,887	11,031

Reconciling items to income from operations:
Unallocated selling and marketing			1,216
Unallocated research and development			1,543
Unallocated general and administrative			6,741

Income from operations			$1,531

	Lighting	OEM and
Year Ended December 31, 2003	Systems	Licensing	Total

Revenues	$26,197	$2,652	$28,849
Cost of revenues	13,286	1,490	14,776

Gross profit	12,911	1,162	14,073
Other direct costs	6,807	1,263	8,070

Direct contribution margin	$6,104	$(101)	6,003

Reconciling items to loss from operations:
Unallocated selling and marketing			964
Unallocated research and development			1,047
Unallocated general and administrative			4,608
Unallocated restructuring			161

Loss from operations			$(777)

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

13.	Subsequent Event

Stock Option Grants — Subsequent to December 31, 2005, through March 15, 2006, we granted options to employees to purchase 104,500 shares of our common stock for a weighted average exercise price of $18.49 per share. These options vest over four years.

14.	Selected Quarterly Financial Data (unaudited) (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005:
Revenue	$11,516	$12,853	$14,058	$14,480
Gross profit	5,972	6,743	7,464	7,828
Income from operations	293	710	711	771
Net income	672	1,049	1,250	1,361
Diluted earnings per share	0.03	0.05	0.06	0.07
2004:
Revenue	$8,218	$10,158	$11,061	$10,713
Gross profit	4,168	5,108	5,580	5,442
Income from operations	165	510	603	253
Net income	329	575	853	626
Diluted earnings per share	0.06	0.04	0.04	0.03

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our management, including the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005 has been attested to by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in internal control over financial reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Color Kinetics Incorporated
Boston, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in the Annual Report on Form 10-K, that Color Kinetics Incorporated and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report, dated March 10, 2006, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 10, 2006

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information regarding executive officers set forth under the caption “Executive Officers of the Registrant” in Item 1 of this Annual Report is incorporated herein by reference.

The information regarding directors set forth under the caption “Election of Three Directors” and “Background Information About Our Directors Continuing in Office” appearing in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2006, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after December 31, 2005 (the “Definitive Proxy Statement”) is incorporated herein by reference.

The information regarding the audit committee financial expert set forth under the captions “Audit Committee” and “Independent Directors” appearing in our Definitive Proxy Statement is incorporated herein by reference.

The information regarding the audit committee set forth under the caption “Audit Committee” appearing in our Definitive Proxy Statement is incorporated herein by reference.

The information regarding our code of ethics set forth under the caption “Code of Ethics” appearing in our Definitive Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Compensation of Directors and Executive Officers (other than “Equity Compensation Plan Information”)” and “Performance Graph” appearing in our Definitive Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Equity Compensation Plan Information” and “Stock Owned by Directors, Executive Officers and Greater Than 5% Stockholders” appearing in our Definitive Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” appearing in our Definitive Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the captions “Our Auditors”, “Fees for Professional Services”, and “Pre-Approval Policies and Procedures” appearing in our Definitive Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The consolidated financial statements, financial statements schedules and exhibits listed below are filed as part of this report.

(1) Our consolidated financial statements, the notes thereto and the report of our independent registered public accounting firm are included under Item 8 of this Form 10-K.

(2) The following schedules should be read together with our consolidated financial statements:

Financial statements of Color Kinetics Japan Incorporated (a 50% owned subsidiary not consolidated) as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, together with Independent Auditors’ Report of Deloitte Touche Tohmatsu included as Exhibit 99.1 to this Form 10-K.

(3) Exhibits

Documents listed below are being filed as exhibits in this Annual Report on Form 10-K. Documents followed by a footnote are not included herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the SEC under the Securities Exchange Act of 1934 (the Act), reference is made to such documents as previously filed as exhibits with the SEC.

Exhibit No.	Description

3.2	Seventh Amended and Restated Certificate of Incorporation of Color Kinetics Incorporated(1)
3.4	Second Amended and Restated By-Laws of Color Kinetics Incorporated(1)
4.1	Specimen certificate for common stock of Color Kinetics Incorporated(1)
*10.1	1998 Incentive and Non-Statutory Stock Option Plan(1)
*10.2	2004 Employee Stock Purchase Plan(1)
*10.3	2004 Stock Incentive Plan(2)
10.5	Lease Agreement by and between Color Kinetics Incorporated and RAK Old South Associates Limited Partnership, dated as of April 25, 2000(1)
10.6	Letter from registrant to RAK Group, LLC exercising option to lease additional space, dated June 28, 2000(1)
10.7	Storage Space Lease Agreement by and between Color Kinetics Incorporated and RAK Old South Associates Limited Partnership, dated April 25, 2000(1)
10.8	Sublease Agreement by and between Color Kinetics Incorporated and SmartBargains, Inc., dated as of September 24, 2002(1)
10.9	First Amendment to Sublease Agreement by and between Color Kinetics Incorporated and SmartBargains, Inc., dated as of October 30, 2002(1)
10.10	Lease by and between Color Kinetics Incorporated and Shenzhen Talfook Chong Industrial Co., LTD dated December 8, 2003(1)
*10.11	Letter from registrant to William J. Sims dated September 14, 2001, stating terms of employment(1)
10.12	Loan and Security Agreement by and between Color Kinetics Incorporated and Silicon Valley Bank dated September 2, 2003(1)
*10.13	Letter agreement by and between Color Kinetics Incorporated and William J. Sims, dated September 14, 2001(1)
*10.15	Letter agreement by and between Color Kinetics Incorporated and David Johnson, dated April 2, 2001(1)
*10.16	Letter agreement by and between Color Kinetics Incorporated and Ihor Lys, dated April 2, 2001(1)
*10.17	Letter agreement by and between Color Kinetics Incorporated and Fritz Morgan, dated April 2, 2001(1)
*10.18	Letter agreement by and between Color Kinetics Incorporated and George Mueller, dated April 2, 2001(1)

Exhibit No.	Description

10.20	Joint Venture Agreement by and between Color Kinetics Incorporated, Yamagiwa Corporation, ALS Incorporated and Color Kinetics Japan Incorporated, dated as of April 2, 2001(1)
*10.21	2005 Directors’ Deferred Compensation Plan(3)
*10.22	Form of Incentive Stock Option Grant Letter(4)
*10.23	Form of Non-statutory Stock Option Grant Letter(5)
*10.24	Incentive Stock Option Agreement(6)
*10.25	Non-statutory Stock Option Agreement(7)
*10.26	Senior Management Bonus Plan
21.1	List of subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Independent Auditors’ Consent for Color Kinetics Japan Incorporated
31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 — William J. Sims.
31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 — David K. Johnson
32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	Financial statements of Color Kinetics Japan Incorporated

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the similarly numbered exhibit to our Registration Statement on Form S-1, File No. 333-114386.

(2)	Incorporated by reference to Exhibit 10.1 on Form 8-K filed August 2, 2005, File No. 000-50798.

(3)	Incorporated by reference to Exhibit 10.2 on Form 8-K filed August 2, 2005

(4)	Incorporated by reference to Exhibit 10.1 on Form 8-K filed October 31, 2005

(5)	Incorporated by reference to Exhibit 10.2 on Form 8-K filed October 31, 2005

(6)	Incorporated by reference to Exhibit 10.21 on Form 10-K/A filed on December 30, 2005

(7)	Incorporated by reference to Exhibit 10.22 on Form 10-K/A filed on December 30, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2006.

COLOR KINETICS INCORPORATED

By:	/s/ William J. Sims
William J. Sims
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. SIMS William J. Sims	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/s/ DAVID K. JOHNSON David K. Johnson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ GEORGE G. MUELLER George G. Mueller	Director	March 15, 2006

/s/ JOHN E. ABELE John E. Abele	Director	March 15, 2006

/s/ NOUBAR B. AFEYAN Noubar B. Afeyan	Director	March 15, 2006

/s/ ELISABETH ALLISON Elisabeth Allison	Director	March 15, 2006

/s/ GARO H. ARMEN Garo H. Armen	Director	March 15, 2006

/s/ MICHAEL HAWLEY Michael Hawley	Director	March 15, 2006

/s/ WILLIAM O’BRIEN William O’Brien	Director	March 15, 2006

/s/ JAMES F. O’CONNOR James F. O’Connor	Director	March 15, 2006