Form 10-Q
period 2006-03-31
COLOR KINETICS INC
filed 2006-05-10
CIK 1048611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                 Accelerated filer ☑                 Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of April 28, 2006, there were 18,502,678 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

COLOR KINETICS INCORPORATED
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2006
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Color Kinetics Incorporated
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and equivalents	$35,493	$43,032
Investments	20,899	14,137
Restricted cash	—	100
Accounts receivable, net	8,637	7,813
Accounts receivable from related party	186	249
Inventory	6,779	7,159
Prepaid expenses and other current assets	2,670	1,436

Total current assets	74,664	73,926
PROPERTY AND EQUIPMENT—net	1,226	1,026
INTANGIBLE ASSETS—net	297	—
INVESTMENT IN JOINT VENTURE	943	887
RESTRICTED CASH—Non-current portion	500	900

TOTAL ASSETS	$77,630	$76,739

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,770	$1,019
Accounts payable to related party	—	63
Accrued expenses	1,894	2,169
Accrued compensation	1,734	2,251
Accrued restructuring	351	385
Accrued warranty	881	876
Deferred revenue	255	231

Total current liabilities	6,885	6,994

ACCRUED RESTRUCTURING—Non-current portion	182	243

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value	18	18
Additional paid-in capital	100,091	99,210
Accumulated other comprehensive loss	(128)	(120)
Accumulated deficit	(29,418)	(29,606)

Total stockholders’ equity	70,563	69,502

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,630	$76,739

See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
REVENUES (1):
Lighting systems	$13,098	$9,639
OEM and licensing	1,560	1,877

Total revenues	14,658	11,516
COST OF REVENUES:
Lighting systems	6,099	4,643
OEM and licensing	540	901

Total cost of revenues	6,639	5,544

GROSS PROFIT	8,019	5,972

OPERATING EXPENSES:
Selling and marketing	3,755	2,420
Research and development	1,604	1,032
General and administrative	3,091	2,227

Total operating expenses	8,450	5,679

INCOME (LOSS) FROM OPERATIONS	(431)	293
INTEREST INCOME	562	339
EQUITY IN EARNINGS OF JOINT VENTURE	57	40

NET INCOME	$188	$672

EARNINGS PER SHARE:
Basic	$0.01	$0.04
Diluted	$0.01	$0.03
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,410	17,959
Diluted	19,946	19,531

	Three Months Ended March 31,
	2006	2005
(1) Includes revenues from a related party as follows:
Lighting systems	$778	$1,265
OEM and licensing	43	—

Total related party revenues	$821	$1,265

See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$188	$672
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	247	228
Stock-based compensation	547	8
Loss on disposal of property and equipment	—	3
Equity in earnings of joint venture	(57)	(40)
Common stock issued for services	23	—
Changes in assets and liabilities:
Accounts receivable	(761)	(621)
Inventory	380	(2,241)
Prepaid expenses and other current assets	(1,233)	252
Accounts payable	688	258
Accrued expenses	(787)	(1,061)
Deferred revenue	24	62
Accrued restructuring	(95)	(101)

Cash flows from operating activities	(836)	(2,581)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(6,768)	(3,810)
Purchases of property and equipment	(444)	(273)
Purchase of patent	(300)	—
Proceeds from restricted cash	500	—

Cash flows from investing activities	(7,012)	(4,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	179	434
Proceeds from issuance of common stock	132	153

Cash flows from financing activities	311	587

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	—

DECREASE IN CASH AND EQUIVALENTS	(7,539)	(6,077)
CASH AND EQUIVALENTS—Beginning of period	43,032	26,198

CASH AND EQUIVALENTS—End of period	$35,493	$20,121

See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Notes to Unaudited Condensed Consolidated Financial Statements
1. Nature of Business and Basis of Presentation
Nature of Business – Color Kinetics Incorporated, incorporated in Delaware on September 15, 1997, is a pioneer in the design, marketing and licensing of LED lighting systems. We sell our products through our direct sales force and network of manufacturer’s representatives and distributors.
Basis of Presentation –The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2005 included in our Annual Report on Form 10-K (File No. 000-50798) filed with the Securities and Exchange Commission.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP. Our operating results for the interim period presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006 or any future periods.
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
We offer our lighting systems customers limited rights of return, which typically provide that within 30 days of shipment products in unopened and saleable condition may, at our discretion, be returned to us for refund, on terms which may include a 15% restocking fee. We also provide certain distributors with limited stock rotation rights. Based on historical experience, we provide for potential returns from customers through a sales return reserve, included in accrued expenses. The reserve is evaluated and adjusted as conditions warrant. An allowance for doubtful accounts is provided to reserve for credit losses as a result of customers’ inability to pay.
3. Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and its related implementation guidance. SFAS No. 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed.
Prior to adopting SFAS No. 123R, we accounted for stock-based compensation using the intrinsic value method described in APB No. 25. We have applied the modified prospective method in adopting SFAS No. 123R. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in the three months ended March 31, 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, less estimated forfeitures, and (b) compensation cost for all share-based awards granted and vested subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Had we used the fair value method to measure compensation related to stock awards to employees, with the measurement date being the date of grant, pro forma net income and pro forma earnings per share would have been as follows for the three months ended March 31, 2005 (in thousands, except per share data):

Net income, as reported	$672
Add: stock-based compensation expense included in reported net income	8
Less: stock-based compensation expense determined under fair value method	(375)

Pro forma net income	$305

Basic earnings per share
As reported	$0.04
Pro forma	$0.02

Diluted earnings per share
As reported	$0.03
Pro forma	$0.02
The adoption of SFAS No. 123R in the first quarter of 2006 resulted in incremental stock-based employee compensation expense of approximately $541,000. The incremental stock-based compensation expense caused net income to decrease by $541,000 and basic and diluted earnings per share to decrease by $.03 per share. We recorded no provision or benefit for income tax in the first quarter of 2006 for stock-based compensation due to our net loss carryforward position.
Stock Options
We have two shareholder-approved stock option plans: the 1998 Stock Option Plan (1998 Plan) and the 2004 Stock Incentive Plan (2004 Plan). These plans permit the granting of stock awards to officers, members of the Board of Directors, employees and consultants. The 1998 Plan terminated in 2004 and no further awards may be granted under it, but existing awards remain outstanding in accordance with their terms. Awards under the 2004 Plan may include stock options (both incentive and nonqualified), restricted and unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, and stock appreciation rights. The 2004 Plan initially authorized the grant of up to 1,500,000 shares of common stock and includes an “evergreen” feature so that such number will automatically increase on June 25th of each year from 2005 through 2009 by 150,000 shares per year. The maximum cumulative number of shares with respect to which awards may be granted under the 2004 Plan is 2,250,000. The options are issued at no less than the current market price on the date of grant and generally vest over four years and have terms of ten years. For options granted prior to our initial public offering on June 22, 2004, our Board of Directors determined the fair value of our common stock in its good faith judgment at each option grant date for grants under the 1998 Plan considering all relevant factors, including financial and operating performance and recent transactions in our capital stock. At March 31, 2006, a total of 1,650,000 shares of common stock were issued or authorized for issuance under the 2004 Plan, of which 302,532 shares were available for grant. No awards other than incentive and nonqualified stock options have been granted under the foregoing plans.
The following is a summary of activity under both stock option plans (in thousands, except per share data):

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2005	2,576	$9.39
Granted	105	18.49
Exercised	(29)	6.10
Forfeited	(37)	9.54

Outstanding at March 31, 2006	2,615	$9.78

Exercisable at March 31, 2006	1,250	$6.10

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at March 31, 2006 were 7.5 years and $29.8 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at March 31, 2006 were 6.0 years and $18.9 million, respectively. The total intrinsic value for stock options exercised in the first quarter of 2006 was $349,000.
We estimate the fair value of each option award issued under the Plans on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock. We base the expected term of the options on our historical option exercise data taking into consideration the exercise patterns of the option holder during the option’s life. We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of the grant for a term approximately equivalent to the expected life of the options.

	2006	2005
Risk-free interest rate	4.4%	3.7%
Expected volatility	60.6%	64.4%
Expected dividend yield	0.0%	0.0%
Expected life in years	4.3	4.0
Based on the above assumptions, the weighted average estimated fair value of options granted for the first quarter of 2006 and 2005 was $9.54 and $6.36 per share, respectively. We estimate expected forfeitures related to option grants at an annual rate of 16%.
Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value for future option grants.
Total unrecognized stock-based compensation expense related to unvested stock options expected to be recognized over a weighted average period of 3.0 years, amounted to $6.1 million at March 31, 2006.
Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (ESPP), approved by our shareholders in 2004, initially permitted eligible employees to purchase up to a maximum of 150,000 shares of our common stock. The ESPP contains an “evergreen” feature whereby such number shall increase on each of the first five anniversaries of the effective date of this plan by the lesser of 50,000 shares or an amount determined by the Board of Directors. The maximum shares available for issuance and purchase by employees is 400,000. The purchase price is determined as the lesser of 85% of the market value of such shares at the beginning or end of a six-month offering period. However, for the initial offering period of the ESPP, the purchase price was determined based on the lesser of the IPO price of $10.00 per share on June 22, 2004 and the market close price on January 31, 2005. We have issued 45,647 shares under the ESPP as of March 31, 2006. At March 31, 2006, a total of 200,000 shares of common stock were issued or authorized for issuance under the plan, of which 154,353 shares were available for issuance.
We estimate the fair value of each award issued under the ESPP on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock. The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of the grant for a term approximately equivalent to the expected life of the options.

	2006	2005
Risk-free interest rate	4.3%	2.0%
Expected volatility	61.0%	69.0%
Expected dividend yield	0.0%	0.0%
Expected life in years	0.5	0.6
The weighted average estimated fair value for shares issued under the ESPP during the three months ended March 31, 2006 and 2005 was $5.24 and $3.58 per share, respectively. Total unrecognized stock-based compensation expense related to the ESPP expected to be recognized over a weighted average period of 0.5 years, amounted to approximately $40,000 at March 31, 2006.

4. Inventory
Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following, net of reserves (in thousands):

	March 31,	December 31,
	2006	2005
Finished goods	$6,377	$6,589
Raw material components	402	570

Total	$6,779	$7,159

5. Intangible Assets
Intangible assets consist of a patent that we purchased in February 2006 for $300,000. Amortization is being provided over the approximate 16-year estimated useful life of the patent.
6. Warranty Reserve
Our products are generally warranted against defects for twelve months following purchase. Reserves for potential warranty claims are provided at the time of revenue recognition based on historical claims experience, repair costs and current sales levels. Activity within the reserve was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance, beginning of period	$876	$860
Provisions in cost of revenues	169	54
Expenditures	(164)	(183)

Balance, end of period	$881	$731

7. Earnings per Share
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options and stock warrants using the treasury stock method.
For the three months ended March 31, 2006 and 2005, outstanding stock options to purchase approximately 863,000 and 525,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share, because including these options would be anti-dilutive. A reconciliation of shares used in the computation of basic earnings per share and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Weighted average shares for basic computation	18,410	17,959
Potential common shares from:
Options	1,061	1,132
Warrants	475	440

Weighted average shares for diluted computation	19,946	19,531

8. Segment Information
We operate in two distinct segments. These segments are identified by reference to the manner in which our chief operating decision maker allocates resources and assesses the business, which is generally by the type of customer each segment serves.

The first segment is “Lighting Systems,” through which we offer LED lighting systems under the Color Kinetics brand for installation in lighting projects where their use has typically been specified by a designer or architect. The second segment is “OEM and Licensing”, through which we offer a standard line of LED lighting modules, custom components and other products that can be incorporated by manufacturers in products sold under their own brands. Included also in the OEM and Licensing segment is the licensing of access to our intellectual property portfolio.
Direct contribution margin includes direct costs normally associated with costs of revenues and additional direct costs, such as direct selling expenses, included in other expense categories contained in the accompanying condensed consolidated statements of income. Based on available information, we do not generate information regarding indirect costs by segment or assets or cash flows by segment, and hence, such information is not provided below. The information set forth below is prepared in accordance with GAAP, with the exception that direct costs include some expenses normally allocated to different expense categories in our condensed consolidated statements of income. There are no inter-segment transactions.
The following tables set forth our segment information on an interim basis (in thousands):

	2006			2005
	Lighting	OEM and		Lighting	OEM and
Three Months Ended March 31,	Systems	Licensing	Total	Systems	Licensing	Total

Revenues	$13,098	$1,560	$14,658	$9,639	$1,877	$11,516
Cost of revenues	6,099	540	6,639	4,643	901	5,544

Gross profit	6,999	1,020	8,019	4,996	976	5,972
Other direct costs	4,029	388	4,417	2,423	246	2,669

Direct contribution margin	$2,970	$632	3,602	$2,573	$730	3,303

Reconciling items to income (loss) from operations:
Unallocated selling and marketing			648			369
Unallocated research and development			294			414
Unallocated general and administrative			3,091			2,227

Income (loss) from operations			$(431)			$293

9. Comprehensive Income
Comprehensive income includes all changes in equity during a period except those resulting from investing by owners and distributions to owners. For the quarters ended March 31, 2006 and 2005, comprehensive income is composed of our net income, currency translation adjustments, and unrealized holding losses on investments. The following table sets forth the calculation of comprehensive income on an interim basis (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$188	$672
Foreign currency translation adjustments	(2)	23
Unrealized holding losses on investments	(6)	(62)

Total comprehensive income	$180	$633

10. Contingencies
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
Super Vision International, Inc. (High End)
On March 4, 2004, Super Vision announced that it had acquired from High End Systems a patent relating to variable color lighting systems. This patent expires September 6, 2008. On March 5, 2004, Super Vision filed a lawsuit in the United States District Court for the Middle District of Florida alleging that we have infringed the High End patent and seeking damages of $10.5 million. Super Vision’s High End patent lawsuit was subsequently transferred from Florida to the federal court in Massachusetts. On September 15, 2005, the Massachusetts District Court dismissed the lawsuit, determining that Super Vision was not the owner of the High End Patent and that it was, instead, simply a non-exclusive licensee, with no right to enforce the patent. The Court stated that the dismissal would not prejudice a new suit if Super Vision in the future acquired sufficient ownership rights to assert claims based on the patent.
On April 7, 2006, Super Vision filed a lawsuit in the United States District Court for the Eastern District of Texas again alleging that we have infringed the High End patent and seeking damages and an injunction.
On April 10, 2006, we filed a lawsuit in the United States District Court for the District of Massachusetts against High End Systems and Super Vision seeking a declaratory judgment that the High End patent is invalid, unenforceable, and not infringed by us.
We had previously investigated the High End patent and concluded that our products and technology do not infringe the patent. Accordingly, we believe that Super Vision’s High End patent lawsuit is without merit and intend to defend against it vigorously.
TIR Systems, Ltd.
In December 2003, we filed a lawsuit against TIR Systems Ltd, a Canadian corporation, in the United States District Court for the District of Massachusetts. In this litigation, we allege that certain products of TIR infringe three of our patents. Our complaint was later amended to add a fourth patent. TIR has filed counterclaims seeking declarations that its products do not infringe and that the patents are invalid. We believe that these claims by TIR are without merit. We have recently added four more patents to the suit and added breach of contract and theft of trade secret claims to our complaint. The present scheduling order specifies that fact discovery is to be completed by September 2006.
In January 2006, we filed a lawsuit against TIR in the Federal Court of Canada. In this litigation, we allege that several TIR Destiny products and TIR’s LEXEL technology infringe our Canadian patent.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statements
The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q contains, and other information provided by us or statements made by our directors, officers or employees from time to time may contain, forward-looking statements and information, which involve risks and uncertainties. Actual future results may differ materially. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions and other statements which are other than statements of historical facts. In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “believes,” “contemplates,” “predicts,” “projects,” “continue” and other similar terminology or the negative of these terms. All such forward-looking statements, whether written or oral, are expressly qualified by the cautionary statements contained in this Form 10-Q, those cautionary statements set forth under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2005, and any other cautionary statements which may accompany the forward-looking statements. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements we make.
Overview
We design, market and license LED lighting systems. We outsource the manufacture of our systems to contract manufacturers, primarily in Asia. We operate in two principal lines of business:
•	Lighting systems: we offer intelligent LED lighting systems sold under the Color Kinetics brand for installation in lighting projects where their use has been specified, typically by a designer or architect. We also similarly sell, under the Color Kinetics brand, simplified LED lighting systems for broader categories of the lighting market.

•	OEM and licensing: we offer a standard line of LED lighting modules, custom and basic components and other products that can be incorporated by manufacturers in products sold under their own brands. We also license access to our intellectual property portfolio.
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
Our selling and marketing expenses consist primarily of salaries, commissions, travel expense and related benefits of personnel engaged in sales and marketing activities, commissions paid to our manufacturers’ representatives, costs of marketing programs and promotional materials, trade show expenses and overhead cost related to these activities.
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
Adoption of SFAS No. 123R
Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires us to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. Prior to adopting SFAS No. 123R, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Under APB No. 25, we generally did not recognize compensation expense in connection with the grant of stock options because all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.
In transitioning from APB No. 25 to SFAS No. 123R, we have applied the modified prospective method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in periods after adoption includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, less estimated forfeitures, and (b) compensation cost for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, less estimated forfeitures.
The stock-based employee compensation expense recognized in income for the first quarter of 2006 was $541,000. We recorded no provision or benefit for income tax in the first quarter of 2006 for stock-based employee compensation due to our net loss carryforward position. At March 31, 2006, total unrecognized stock-based compensation expense related to unvested stock options expected to be recognized over a weighted average period of 3.0 years, amounted to $6.1 million. Total unrecognized stock-based compensation expense will be adjusted for any future changes in estimated forfeitures, if any. The impact of the adoption of SFAS No. 123R beyond the second quarter of 2006 cannot be predicted at this time because it will be depend on levels of share-based awards granted in the future.

For more information about stock-based compensation, including valuation methodology, see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q and “Critical Accounting Estimates – Stock-Based Compensation” below.
Critical Accounting Estimates
We make estimates and assumptions in the preparation of our condensed consolidated financial statements that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results may differ from these estimates.
We have identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of our condensed consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005.
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
We offer our lighting systems customers limited rights of return, which typically provide that within 30 days of shipment, products in unopened and saleable condition may, at our discretion, be returned to us for refund, on terms which may include a 15% restocking fee. We also provide certain distributors with limited stock rotation rights. Based on historical experience, we provide for potential returns from customers through a sales return reserve. The reserve is evaluated and adjusted as conditions warrant.
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
Stock-Based Compensation. Effective January 1, 2006, we account for stock-based compensation expense in accordance with SFAS No. 123R. Under SFAS No. 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited. If our actual experience differs significantly from our estimates and we choose to employ different assumptions in the future, the stock-based compensation expense that we record in future periods may differ materially from that recorded in the current period.
Results of Operations
The following table sets forth certain income and expense items as a percentage of total revenues (or, in the case of our cost of lighting systems revenues and cost of OEM and licensing revenues, as a percentage of the related revenues):

	Percentage of Total Revenues
	Three Months Ended March 31,
	2006	2005
Revenues:
Lighting systems	89%	84%
OEM and licensing	11	16

Total revenues	100	100
Cost of revenues:
Cost of lighting systems, as a percentage of lighting systems revenues	46	48
Cost of OEM and licensing, as a percentage of OEM and licensing revenues	37	48

Total cost of revenues	45	48

Gross profit	55	52

Operating expenses:
Selling and marketing	26	21
Research and development	11	9
General and administrative	21	19

Total operating expenses	58	49

Income (loss) from operations	(3)	3
Interest income	4	3
Equity in earnings of joint venture	—	—

Net income	1%	6%

Revenues. Total revenues increased 27%, from $11.5 million in the first quarter of 2005 to $14.7 million in the first quarter of 2006.
Lighting systems revenues increased 36%, from $9.6 million in the first quarter of 2005 to $13.1 million in the first quarter of 2006. Lighting systems revenues in the United States of America and Canada increased 52%, from $5.5 million in the first quarter of 2005 to $8.4 million in the first quarter of 2006. Lighting systems revenues in markets outside the United States of America and Canada increased 14%, from $4.1 million in the first quarter of 2005 to $4.7 million in the first quarter of 2006.
The increase in lighting systems revenues for the first quarter of 2006 as compared to the same period in 2005 was primarily attributable to increased worldwide sales of our intelligent LED lighting systems, the addition of new products to our product line in prior periods, growth in our direct sales force, and our ongoing efforts to expand and support our network of North American manufacturer’s representatives and international distributors.
Sales in the Japanese market to CK Japan decreased 35% from $1.3 million in the first quarter of 2005 to $821,000 in the first quarter of 2006. The decrease is attributable primarily to substantial competition in this market, made more acute by pricing pressure faced by CK Japan due to higher costs incurred in purchasing products from us. Revenues derived from sales of lighting systems and OEM products to CK Japan represented 11% and 6% of total revenues in the first quarter of 2005 and 2006, respectively.
Our OEM and licensing revenues decreased 17%, from $1.9 million in the first quarter of 2005 to $1.6 million in the first quarter of 2006. Total OEM sales amounted to $1.7 million and $1.1 million in the first quarter of 2005 and 2006, respectively. The decrease was primarily attributable to the fact that sales to an individual customer in the special event field, which accounted for $957,000 in the first quarter of 2005, decreased to $385,000 in the first quarter of 2006. The decrease in OEM sales was partially offset by our licensing revenues, which increased from $179,000 in the first quarter of 2005 to $457,000 in the first quarter of 2006, respectively. The increase in licensing revenues is due primarily to an increase in the base of licensing customers.
Revenues derived from sales of lighting systems products to CKDI decreased from 13% of total revenues to 6% of total revenues in the first quarter of 2005 and 2006, respectively.
Gross Profit. Gross profit increased from $6.0 million in the first quarter of 2005 to $8.0 million in the first quarter of 2006. The dollar increase was attributable primarily to increased sales and to improved overall profit margins. Gross profit as a percentage of revenues, or gross margin, increased from 52% in the first quarter of 2005 to 55% in the first quarter of 2006. In the first quarter of 2006, gross profit was impacted by $19,000 of stock-based compensation expense.
Gross margin from lighting systems increased from 52% in the first quarter of 2005 to 53% in the first quarter of 2006. The increase was primarily attributable to a more favorable product mix, a more favorable regional sales mix, and reduced materials costs. Gross margin from lighting systems may vary in future periods depending on a number of factors, most notably product mix, changes in material costs, and the timing of larger deals which, on average, tend to have lower gross margins.
Gross margin from our OEM and licensing business increased from 52% in the first quarter of 2005 to 65% in the first quarter of 2006. The increase was primarily attributable to a higher percentage of licensing revenues and an overall more favorable product mix. Gross margin for our OEM and licensing business may vary in future periods depending on the mix of OEM product revenues and the relative percentage of licensing revenues.
Selling and Marketing Expenses. Selling and marketing expenses increased 55% from $2.4 million in the first quarter of 2005 to $3.8 million in the first quarter of 2006. The increase was primarily attributable to an increase in our worldwide sales force and other personnel, an increase in marketing and channel support programs, adoption of SFAS No. 123R, and increases in sales commissions to employees and commissions to our manufacturer’s representatives as a result of our revenue growth. As a percentage of total revenues, selling and marketing expenses increased from 21% in the first quarter of 2005 to 26% in 2006. The increase in selling and marketing expense as a percentage of revenues was primarily attributable to an increase in headcount, an increase in marketing and channel support programs, and adoption of SFAS No. 123R. In the first quarter of 2006, selling and marketing expenses included $116,000 of stock-based compensation. We expect our selling and marketing expenses to increase in dollar amount in subsequent periods as a result of increased payroll and travel related costs associated with the ongoing expansion of our worldwide sales and support team, as well as expanded marketing and branding initiatives. We also expect commissions to our manufacturer’s representatives to increase, commensurate with our expected revenue growth.
Research and Development Expenses. Research and development expenses increased 55%, from $1.0 million in the first quarter of 2005 to $1.6 million in the first quarter of 2006. As a percentage of total revenues, research and development expenses increased from 9% in the first quarter of 2005 to 11% in 2006. The increase in both dollar amount and as a percentage of revenues was primarily attributable to increases in our research and development headcount based both in our Boston and China offices, increased spending related to product development, testing and environmental regulatory compliance, as well as the adoption of SFAS No. 123R. In the first quarter of 2006, research and development expenses included $124,000 of stock-based compensation. We expect our research and development expenses to increase in dollar amount in subsequent periods, as we continue to add headcount and devote additional resources to developing new products and technologies and supporting scheduled new product introductions.
General and Administrative Expenses. General and administrative expenses increased 39%, from $2.2 million in the first quarter of 2005 to $3.1 million in the first quarter of 2006. Total outside legal expenses in the first quarter of 2006 were $955,000, an increase of $189,000 compared to the first quarter of 2005, primarily as a result of various corporate projects, as well as increased patent application activity and patent litigation matters. Outside professional fees related to compliance with the Sarbanes-Oxley Act of 2002 amounted to $222,000 in the first quarter of 2006, compared to $47,000 in the first quarter of 2005. Stock-based compensation expenses included $282,000 of stock-based compensation in the first quarter of 2006, compared to $8,000 in the first quarter of 2005. The remaining increase in general and administrative expenses for the first quarter of 2006 was primarily the result of increased personnel-related costs to support overall growth in the business. We expect general and administrative expenses to decrease in dollar amount in the second quarter of 2006, primarily due to anticipated lower professional fees associated with Sarbanes-Oxley compliance. The timing and extent of patent and litigation activity related to building or defending our intellectual property rights is uncertain, and we expect quarter to quarter variability.
Interest Income. Interest income increased from $339,000 in the first quarter of 2005 to $562,000 in the first quarter of 2006, due to higher average yields on our investments, as well as higher average investment balances in the first quarter of 2006.
Equity in Earnings of Joint Venture. Equity in earnings of joint venture increased from $40,000 in the first quarter of 2005 to $57,000 in the first quarter of 2006. The increase in CK Japan’s net income in the first quarter of 2006 as compared to the first quarter of 2005 was primarily attributable to a decrease in operating expenses, which more than offset lower revenues in the first quarter of 2006.
Provision for Income Taxes. We recorded no provision for income tax in either 2005 or 2006 due to our net loss carryforward position. At December 31, 2005, we had net loss carryforwards available to offset future taxable income of $29.5 million and federal research and development tax credit carryforwards available to reduce future taxes payable of $1.2 million. Should it become more likely than not that these assets will be recovered, we would remove the allowances provided, which would have the effect of reducing or eliminating our provision for income tax and possibly creating a tax benefit to earnings. Once such allowances are removed, our tax provisions would increase in subsequent periods.
Liquidity and Capital Resources
At March 31, 2006, we had $56.4 million in cash and equivalents and investments, representing a decrease of $800,000 compared to our $57.2 million balance of cash and equivalents and investments at December 31, 2005.
During the first three months of 2006, we used $836,000 of cash for operating activities, as compared to $2.6 million in the first three quarters of 2005. The decrease in cash used for operating activities during the first three months of 2006 as compared to 2005 was primarily due to decreased inventory purchases during the first three months of 2006, related to the timing of inventory purchases, and changes in our other operating assets and liabilities.
Net cash used in investing activities was $7.0 million during the first three months of 2006 reflecting $6.8 million of purchases of investments, $444,000 of purchases of property and equipment, primarily tooling and test equipment related to our product development efforts, as well as computers, and $300,000 for the purchase of a patent. These outflows were offset partially by $500,000 provided by the release of restricted cash, representing partial return of a security deposit on our primary office lease. Investments are composed of state and municipal obligations, U.S. Treasury obligations, and investment-grade commercial paper.
Net cash provided by financing activities was $311,000 during the first three months of 2006, attributable to $179,000 in proceeds from the exercise of stock options and $132,000 of proceeds from the issuance of common stock pursuant to our Employee Stock Purchase Plan.
We anticipate that our cash and equivalents and investments at March 31, 2006 will be sufficient to fund our foreseeable cash requirements for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk to which we are subject consists of the risk of loss arising from adverse changes in market interest rates and foreign exchange rates. Exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We seek to place our investments with high-quality issuers and we have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. In addition, we have classified all of our debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk if such investments are held until their maturity date. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments, and cash flows are immaterial.
Our joint venture, CK Japan, has entered into forward currency contracts to hedge anticipated dollar denominated purchases of product from us. These contracts consist solely of forward contracts to acquire dollars at a fixed yen rate. These contracts are reflected on the balance sheet of CK Japan at current fair value and cover a notional amount of $5.4 million, settling at various dates through 2010. Our exposure to these contracts is limited to the impact on our proportional share of the income or loss of CK Japan. We have provided no guarantees with respect to CK Japan, and as a result the maximum loss we would record with respect to our investment would be the carrying value of that investment at any point in time. At March 31, 2006, our investment in CK Japan was carried at $943,000.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Our management, including our chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods.
(b) Changes in internal control over financial reporting.
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Super Vision International, Inc. (High End)
On March 4, 2004, Super Vision announced that it had acquired from High End Systems a patent relating to variable color lighting systems. This patent expires September 6, 2008. On March 5, 2004, Super Vision filed a lawsuit in the United States District Court for the Middle District of Florida alleging that we have infringed the High End patent and seeking damages of $10.5 million. Super Vision’s High End patent lawsuit was subsequently transferred from Florida to the federal court in Massachusetts. On September 15, 2005, the Massachusetts District Court dismissed the lawsuit, determining that Super Vision was not the owner of the High End Patent and that it was, instead, simply a non-exclusive licensee, with no right to enforce the patent. The Court stated that the dismissal would not prejudice a new suit if Super Vision in the future acquired sufficient ownership rights to assert claims based on the patent.
On April 7, 2006, Super Vision filed a lawsuit in the United States District Court for the Eastern District of Texas again alleging that we have infringed the High End patent and seeking damages and an injunction.
On April 10, 2006, we filed a lawsuit in the United States District Court for the District of Massachusetts against High End Systems and Super Vision seeking a declaratory judgment that the High End patent is invalid, unenforceable, and not infringed by us.
We had previously investigated the High End patent and concluded that our products and technology do not infringe the patent. Accordingly, we believe that Super Vision’s High End patent lawsuit is without merit and intend to defend against it vigorously.
TIR Systems, Ltd.
In December 2003, we filed a lawsuit against TIR Systems Ltd, a Canadian corporation, in the United States District Court for the District of Massachusetts. In this litigation, we allege that certain products of TIR infringe three of our patents. Our complaint was later amended to add a fourth patent. TIR has filed counterclaims seeking declarations that its products do not infringe and that the patents are invalid. We believe that these claims by TIR are without merit. We have recently added four more patents to the suit and added breach of contract and theft of trade secret claims to our complaint. The present scheduling order specifies that fact discovery is to be completed by September 2006.
In January 2006, we filed a lawsuit against TIR in the Federal Court of Canada. In this litigation, we allege that several TIR Destiny products and TIR’s LEXEL technology infringe our Canadian patent.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 under Item 1A “Risk Factors” except that, with respect to the risk factor captioned “We may incur substantial costs or lose important rights as a result of litigation or other proceedings relating to patent and other intellectual property rights”, we are currently involved in three patent infringement lawsuits as described above under the heading “Legal Proceedings” in Part II, Item 1. We refer you to our Annual Report on Form 10-K for a fuller description of the following risk factors:
•	Because we have a limited history of profitable operations, it is difficult to evaluate the likelihood that we will maintain profitability in the future.

•	If LED lighting in general, and our intelligent LED lighting systems in particular, do not achieve greater market acceptance, prospects for our growth and profitability may be limited.

•	If advances in LED technology do not continue, we may be unable to increase our penetration of our existing markets or expand into new markets.

•	If we are unable to respond effectively as new lighting technologies and market trends emerge, our competitive position and our ability to generate revenues and profits may be harmed.

•	If demand for our white light products in the general lighting market fails to emerge, we may not be able to carry out long-term business strategies.

•	Our products could contain defects, which could reduce sales of those products or result in claims against us.

•	If the companies to which we outsource the manufacture of our products fail to meet our requirements for quality, quantity and timeliness, our revenues and reputation in the marketplace could be harmed.

•	We face substantial competition, jeopardizing our prospects for future success.

•	We rely on Color Kinetics Japan, a joint venture in which we hold a 50% equity interest, to distribute our products in Japan, and inadequate performance of this distributor could substantially reduce our revenues and adversely affect our results of operations.

•	We may incur substantial costs or lose important rights as a result of litigation or other proceedings relating to patent and other intellectual property rights.

•	If we are unable to obtain and maintain patent protection for our technology and otherwise protect our intellectual property, the value of our technology and products will be adversely affected.

•	If critical components that we currently purchase from a small number of suppliers become unavailable, we may incur delays in shipment, which could damage our business.

•	If we are unable to increase production capacity for our products in a timely manner, we may incur delays in shipment and our revenues and reputation in the marketplace could be harmed.

•	Our gross margins are subject to variability.

•	Our OEM business consumes significant time and resources with no guarantee of revenues; OEM and licensing revenues are generally not subject to our control.

•	The loss of the services of any members of our key management team could adversely affect our ability to execute our business strategy and, as a result, adversely affect our sales and profitability.

•	If we are unable to manage our growth effectively, our future growth, profitability and liquidity could be adversely affected.

•	If we are unable to obtain additional capital as needed in the future, our growth could be limited and we may be unable to pursue our current business strategy.

•	We have limited experience conducting operations internationally, which may make overseas expansion more difficult and costly than we expect and adversely affect our revenue growth and profitability.

•	We must comply with new regulatory requirements regarding internal control over financial reporting and corporate governance, which will cause us to incur significant costs, and our failure to comply with these requirements could cause our stock price to decline.

•	Our operations are concentrated in a small number of facilities, and unavailability of one or more of these facilities could interrupt our business.

•	The market price of our common stock may be volatile, which could result in substantial losses for investors holding our shares.

•	Because our sales cycles are long and we lack long-term purchase commitments by our customers, forecasting our sales accurately is difficult and our failure to meet expectations for our quarterly revenue could cause our stock price to fall.

•	We could be the subject of securities class action litigation due to future stock price volatility.

•	Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control of our company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
No change.
Items 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
3.2	Seventh Amended and Restated Certificate of Incorporation of Color Kinetics Incorporated (1)
3.4	Second Amended and Restated By-Laws of Color Kinetics Incorporated (1)
*10.26	Senior Management Bonus Plan (2)
*10.27	Letter agreement by and between Color Kinetics Incorporated and George Mueller, dated April 11, 2006 (3)
31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – William J. Sims.
31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – David K. Johnson
31.3	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the similarly numbered exhibit to our Registration Statement on Form S-1, File No. 333-114386.

(2)	Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed March 15, 2006

(3)	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 14, 2006

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2006	COLOR KINETICS INCORPORATED (Registrant)
	By:	/s/ William J. Sims
William J. Sims
Chief Executive Officer

	By:	/s/ David K. Johnson
David K. Johnson
Chief Financial Officer