Form 10-Q
period 2006-06-30
COLOR KINETICS INC
filed 2006-08-09
CIK 1048611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006
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
Yes ☐ No ☑
As of July 31, 2006, there were 18,561,701 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

COLOR KINETICS INCORPORATED
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2006
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Color Kinetics Incorporated
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and equivalents	$35,829	$43,032
Investments	21,915	14,137
Restricted cash	—	100
Accounts receivable, net	10,043	7,813
Accounts receivable from related party	233	249
Inventory	6,518	7,159
Prepaid expenses and other current assets	2,054	1,436

Total current assets	76,592	73,926
PROPERTY AND EQUIPMENT—net	1,644	1,026
INTANGIBLE ASSETS—net	292	—
INVESTMENT IN JOINT VENTURE	877	887
RESTRICTED CASH—Non-current portion	500	900

TOTAL ASSETS	$79,905	$76,739

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,531	$1,019
Accounts payable to related party	210	63
Accrued expenses	2,236	2,169
Accrued compensation	2,225	2,251
Accrued restructuring	374	385
Accrued warranty	862	876
Deferred revenue	434	231

Total current liabilities	7,872	6,994

ACCRUED RESTRUCTURING—Non-current portion	62	243

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value	19	18
Additional paid-in capital	101,086	99,210
Accumulated other comprehensive loss	(141)	(120)
Accumulated deficit	(28,993)	(29,606)

Total stockholders’ equity	71,971	69,502

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,905	$76,739

     See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES (1):
Lighting systems	$13,729	$10,672	$26,827	$20,311
OEM and licensing	1,805	2,181	3,365	4,058

Total revenues	15,534	12,853	30,192	24,369
COST OF REVENUES:
Lighting systems	6,036	5,045	12,135	9,688
OEM and licensing	635	1,065	1,175	1,966

Total cost of revenues	6,671	6,110	13,310	11,654

GROSS PROFIT	8,863	6,743	16,882	12,715

OPERATING EXPENSES:
Selling and marketing	4,322	2,833	8,077	5,253
Research and development	1,801	1,175	3,405	2,207
General and administrative	2,908	2,025	5,999	4,252

Total operating expenses	9,031	6,033	17,481	11,712

INCOME (LOSS) FROM OPERATIONS	(168)	710	(599)	1,003
INTEREST INCOME	636	365	1,198	704
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(43)	(26)	14	14

NET INCOME	$425	$1,049	$613	$1,721

EARNINGS PER SHARE:
Basic	$0.02	$0.06	$0.03	$0.10
Diluted	$0.02	$0.05	$0.03	$0.09
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,506	18,126	18,458	18,043
Diluted	19,974	19,468	19,960	19,502

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(1) Includes revenues from related parties as follows:
Lighting systems	$701	$1,398	$1,479	$2,663
OEM and licensing	—	16	43	16

Total related party revenues	$701	$1,414	$1,522	$2,679

     See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$613	$1,721
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	584	470
Stock-based compensation	1,170	16
Loss on disposal of property and equipment	—	3
Equity in earnings of joint venture	(14)	(14)
Common stock issued for services	47	13
Changes in assets and liabilities:
Accounts receivable	(2,214)	(455)
Inventory	641	(1,997)
Prepaid expenses and other current assets	(618)	32
Accounts payable	659	(328)
Accrued expenses	27	(485)
Deferred revenue	203	63
Accrued restructuring	(192)	(202)

Cash flows from operating activities	906	(1,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(11,228)	(17,569)
Maturities of investments	3,455	21,215
Purchases of property and equipment	(1,194)	(523)
Purchase of patent	(300)	—
Proceeds from restricted cash	500	—

Cash flows from investing activities	(8,767)	3,123

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	528	924
Proceeds from issuance of common stock	132	153

Cash flows from financing activities	660	1,077

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	—

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(7,203)	3,037
CASH AND EQUIVALENTS—Beginning of period	43,032	26,198

CASH AND EQUIVALENTS—End of period	$35,829	$29,235

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
Prior to adopting SFAS No. 123R, we accounted for stock-based compensation using the intrinsic value method described in APB No. 25. We have applied the modified prospective method in adopting SFAS No. 123R. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in the three and six month periods ended June 30, 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, less estimated forfeitures, and (b) compensation cost for all share-based awards granted and vested subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Had we used the fair value method to measure compensation related to stock awards to employees, with the measurement date being the date of grant, pro forma net income and pro forma earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$1,049	$1,721
Add: stock-based compensation expense included in reported net income	8	16
Less: stock-based compensation expense determined under fair value method	(436)	(827)

Pro forma net income	$621	$910

Basic earnings per share
As reported	$0.06	$0.10
Pro forma	$0.04	$0.05

Diluted earnings per share
As reported	$0.05	$0.09
Pro forma	$0.03	$0.05
The impact of adopting SFAS No. 123R on January 1, 2006 for the three and six months ended June 30, 2006 resulted in incremental stock-based employee compensation expense of approximately $613,000 and $1.2 million, respectively. The incremental stock-based compensation expense for the three and six months ended June 30, 2006 caused net income to decrease by $613,000 and $1.2 million, respectively and basic and diluted earnings per share to decrease by $0.03 and $0.03 per share, respectively. We recorded no provision or benefit for income tax for the three and six months ended June 30, 2006 for stock-based compensation due to our net loss carryforward position.
Stock Options
We have two shareholder-approved stock option plans: the 1998 Stock Option Plan (1998 Plan) and the 2004 Stock Incentive Plan (2004 Plan). These plans permit the granting of stock awards to officers, members of the Board of Directors, employees and consultants. The 1998 Plan terminated in 2004 and no further awards may be granted under it, but existing awards remain outstanding in accordance with their terms. Awards under the 2004 Plan may include stock options (both incentive and nonqualified), restricted and unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, and stock appreciation rights. The 2004 Plan initially authorized the grant of up to 1,000,000 shares of common stock and includes an “evergreen” feature so that such number will automatically increase on June 25th of each year from 2005 through 2009 by 150,000 shares per year. On May 25, 2005, our shareholders approved an amendment to the 2004 Plan increasing the number of shares authorized under the 2004 Plan by 500,000, and on May 24, 2006, our shareholders approved an amendment to the 2004 Plan increasing the number of shares authorized under the 2004 Plan by 1,000,000, so that the maximum cumulative number of shares with respect to which awards may be granted under the 2004 Plan is 3,250,000. The options are issued at an exercise price of no less than the current market price on the date of grant and generally vest over four years and have terms of ten years. For options granted prior to our initial public offering on June 22, 2004, our Board of Directors determined the fair value of our common stock in its good faith judgment at each option grant date for grants under the 1998 Plan considering all relevant factors, including financial and operating performance and recent transactions in our capital stock. At June 30, 2006, a total of 2,800,000 shares of common stock were authorized for issuance under the 2004 Plan, of which 1,418,644 shares were available for grant. Under the foregoing plans, we have issued incentive and non-qualified stock options, as well as unrestricted stock awards and deferred stock awards in lieu of cash compensation.

The following is a summary of activity under both stock option plans (in thousands, except per share data):

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2005	2,576	$9.39
Granted	173	17.33
Exercised	(181)	6.78
Forfeited	(79)	11.46

Outstanding at June 30, 2006	2,489	$10.06

Exercisable at June 30, 2006	1,217	$6.44

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at June 30, 2006 were 7.5 years and $22.0 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at June 30, 2006 were 6.1 years and $15.2 million, respectively. The total intrinsic value for stock options exercised for the three and six months ended June 30, 2006 was $1.9 million and $2.3 million, respectively.
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

	2006	2005
Risk-free interest rate	4.6%	3.8%
Expected volatility	61.3%	65.0%
Expected dividend yield	0.0%	0.0%
Expected life in years	4.2	4.0
Based on the above assumptions, the weighted average estimated fair value of options granted during the three and six months ended June 30, 2006 and 2005 was $8.24, $9.03, $5.44 and $5.87 per share, respectively. We estimate expected forfeitures related to option grants at an annual rate of 18%.
Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value for future option grants.
Total unrecognized stock-based compensation expense related to unvested stock options expected to be recognized over a weighted average period of 2.9 years, amounted to $5.7 million at June 30, 2006.
Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (ESPP), approved by our shareholders in 2004, initially permitted eligible employees to purchase up to a maximum of 150,000 shares of our common stock. The ESPP contains an “evergreen” feature whereby such number shall increase on each of the first five anniversaries of the effective date of this plan by the lesser of 50,000 shares or an amount determined by the Board of Directors. The maximum shares available for issuance and purchase by employees is 400,000. The purchase price is determined as the lesser of 85% of the market value of such shares at the beginning or end of a six-month offering period. We have issued 45,647 shares under the ESPP as of June 30, 2006. At June 30, 2006, a total of 250,000 shares of common stock were authorized for issuance under the plan, of which 204,353 shares were available for issuance.
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

	2006	2005
Risk-free interest rate	4.3%	2.6%
Expected volatility	61.0%	64.7%
Expected dividend yield	0.0%	0.0%
Expected life in years	0.5	0.5

The weighted average estimated fair value for shares issued under the ESPP during the three and six months ended June 30, 2006 and 2005 was $5.99, $5.24, $3.60 and $3.58 per share, respectively. Total unrecognized stock-based compensation expense related to the ESPP expected to be recognized over a weighted average period of 0.5 years, amounted to approximately $10,000 at June 30, 2006.
4. Inventory
Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following, net of reserves (in thousands):

	June 30,	December 31,
	2006	2005
Finished goods	$6,108	$6,589
Raw material components	410	570

Total	$6,518	$7,159

5. Intangible Assets
Intangible assets consist of a patent we purchased in February 2006 for $300,000. Amortization is being provided over the approximate 16-year estimated useful life of the patent.
6. Warranty Reserve
For purchases made prior to June 1, 2006, our products are generally warranted against defects for twelve months following purchase. For purchases made subsequent to May 31, 2006, our products are generally warranted against defects for twenty-four months following purchase. Reserves for potential warranty claims are provided at the time of revenue recognition based on historical claims experience, repair costs and current sales levels. Activity within the reserve was as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Balance, beginning of period	$876	$860
Provisions in cost of revenues	303	279
Expenditures	(317)	(407)

Balance, end of period	$862	$732

7. Earnings per Share
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options and stock warrants using the treasury stock method.
For the three and six months ended June 30, 2006 and 2005, outstanding stock options to purchase approximately 873,000, 865,000, 660,000, and 618,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because including these options would be anti-dilutive. A reconciliation of shares used in the computation of basic earnings per share and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average shares for basic computation	18,506	18,126	18,458	18,043
Potential common shares from:
Options	994	917	1,028	1,026
Warrants	474	425	474	433

Weighted average shares for diluted computation	19,974	19,468	19,960	19,502

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
The following tables set forth our segment information on an interim basis (in thousands):

	2006			2005
	Lighting	OEM and		Lighting	OEM and
Three Months Ended June 30,	Systems	Licensing	Total	Systems	Licensing	Total

Revenues	$13,729	$1,805	$15,534	$10,672	$2,181	$12,853
Cost of revenues	6,036	635	6,671	5,045	1,065	6,110

Gross profit	7,693	1,170	8,863	5,627	1,116	6,743
Other direct costs	4,788	322	5,110	2,913	315	3,228

Direct contribution margin	$2,905	$848	3,753	$2,714	$801	3,515

Reconciling items to income (loss) from operations:
Unallocated selling and marketing			617			328
Unallocated research and development			396			452
Unallocated general and administrative			2,908			2,025

Income (loss) from operations			$(168)			$710

	2006			2005
	Lighting	OEM and		Lighting	OEM and
Six Months Ended June 30,	Systems	Licensing	Total	Systems	Licensing	Total

Revenues	$26,827	$3,365	$30,192	$20,311	$4,058	$24,369
Cost of revenues	12,135	1,175	13,310	9,688	1,966	11,654

Gross profit	14,692	2,190	16,882	10,623	2,092	12,715
Other direct costs	8,817	710	9,527	5,336	561	5,897

Direct contribution margin	$5,875	$1,480	7,355	$5,287	$1,531	6,818

Reconciling items to income (loss) from operations:
Unallocated selling and marketing			1,265			697
Unallocated research and development			690			866
Unallocated general and administrative			5,999			4,252

Income (loss) from operations			$(599)			$1,003

9. Comprehensive Income
Comprehensive income includes all changes in equity during a period except those resulting from investing by owners and distributions to owners. For the three and six months ended June 30, 2006 and 2005, comprehensive income is composed of our net income, currency translation adjustments, and unrealized holding gains and losses on investments. The following table sets forth the calculation of comprehensive income on an interim basis (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$425	$1,049	$613	$1,721
Foreign currency translation adjustments	(23)	66	(26)	88
Unrealized holding gains (losses) on investments	11	22	5	(40)

Total comprehensive income	$413	$1,137	$592	$1,769

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
On April 19, 2005, our motion for summary judgment regarding Super Vision’s claims against us for interference with prospective business relationships, trade disparagement and defamation was granted. On August 22, 2005, the District Court granted our other motions for summary judgment, finding that our patents in the suit are valid and infringed. The District Court also granted summary judgment rejecting Super Vision’s claims that we were guilty of inequitable conduct regarding our actions with the United States Patent and Trademark Office.
On May 12, 2006, we were awarded our attorney fees and costs in lieu of a trial for damages. On July 26, 2006 we requested fees and costs of approximately $1.6 million, and moved for final judgment and an injunction against further sales of the Super Vision products in the suit and variants of them.
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
TIR Systems, Ltd.
In December 2003, we filed a lawsuit against TIR Systems Ltd, a Canadian corporation, in the United States District Court for the District of Massachusetts. In this litigation, we allege that certain products of TIR infringe three of our patents. Our complaint was later amended to add a fourth patent. TIR has filed counterclaims seeking declarations that its products do not infringe and that the patents are invalid. We believe that these claims by TIR are without merit. We have recently added four more patents to the suit and added breach of contract and theft of trade secret claims to our complaint. The present scheduling order specifies that fact discovery is to be completed by October 13, 2006, although TIR is requesting further extension.
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
We refer smaller North American lighting systems orders (generally those having a value less than $10,000), as well as certain orders for specifically defined regions of the Canadian marketplace, to a distributor, Color Kinetics Distribution, Inc., (“CKDI”), which is not affiliated with us.
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
We account for our investment in CK Japan using the equity method of accounting, whereby we record our proportionate share of the income or loss earned by the joint venture. We record revenue from sales to CK Japan as revenue from a related party. We eliminate our profit associated with inventory we have sold to CK Japan that is held by it at the end of the period. Because CK Japan uses the Japanese yen as its functional currency, we translate the results of operations of CK Japan into United States dollars using the average rates of exchange during the reporting periods. We also record on our balance sheet translation adjustments reflecting the changes in CK Japan’s equity measured in dollars resulting from changes in exchange rates. As more fully discussed below in the fourth paragraph of “Revenues” under “Results of Operations”, we have recently begun negotiations with our partner to dissolve CK Japan by the end of 2006 and establish a wholly owned subsidiary in its place.
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
The stock-based employee compensation expense recognized in income for the three and six months ended June 30, 2006 was approximately $613,000 and $1.2 million, respectively. We recorded no provision or benefit for income tax in the three and six months ended June 30, 2006 for stock-based employee compensation due to our net loss carryforward position. At June 30, 2006, total unrecognized stock-based compensation expense related to unvested stock options expected to be recognized over a weighted average period of 2.9 years amounted to $5.7 million. Total unrecognized stock-based compensation expense will be adjusted for any future changes in estimated forfeitures, if any. The impact of the adoption of SFAS No. 123R beyond the third quarter of 2006 cannot be predicted at this time because it will be depend on levels of share-based awards granted in the future.
For more information about stock-based compensation, including valuation methodology, see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q and “Critical Accounting Estimates — Stock-Based Compensation” below.
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
Product Warranty. For purchases made prior to June 1, 2006, our products are generally warranted against defects for twelve months following purchase. For purchases made subsequent to May 31, 2006, our products are generally warranted against defects for twenty-four months following purchase. Warranty expense is based on historical claims experience, repair costs, and current sales levels, as well as various other assumptions that we believe to be reasonable under the circumstances. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required.
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
Results of Operations
The following table sets forth certain income and expense items as a percentage of total revenues (or, in the case of our cost of lighting systems revenues and cost of OEM and licensing revenues, as a percentage of the related revenues):

	Percentage of Total Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Lighting systems	88%	83%	89%	83%
OEM and licensing	12	17	11	17

Total revenues	100	100	100	100
Cost of revenues:
Cost of lighting systems, as a percentage of lighting systems revenues	44	47	45	48
Cost of OEM and licensing, as a percentage of OEM and licensing revenues	35	49	35	48

Total cost of revenues	43	48	44	48

Gross profit	57	52	56	52

Operating expenses:
Selling and marketing	28	22	27	22
Research and development	12	9	11	9
General and administrative	18	16	20	17

Total operating expenses	58	47	58	48

Income (loss) from operations	(1)	5	(2)	4
Interest income	4	3	4	3
Equity in earnings (loss) of joint venture	—	—	—	—

Net income	3%	8%	2%	7%

Revenues. Total revenues increased 21%, from $12.9 million in the second quarter of 2005 to $15.5 million in the second quarter of 2006 and increased 24%, from $24.4 million in the first half of 2005 to $30.2 million in the first half of 2006.
Lighting systems revenues increased 29%, from $10.7 million in the second quarter of 2005 to $13.7 million in the second quarter of 2006 and increased 32%, from $20.3 million in the first half of 2005 to $26.8 million in the first half of 2006. Lighting systems revenues in the United States of America and Canada increased 46%, from $6.3 million in the second quarter of 2005 to $9.2 million in the second quarter of 2006 and increased 49%, from $11.8 million in the first half of 2005 to $17.6 million in the first half of 2006. Lighting systems revenues in markets outside the United States of America and Canada increased 3%, from $4.4 million in the second quarter of 2005 to $4.5 million in the second quarter of 2006 and increased 9%, from $8.5 million in the first half of 2005 to $9.2 million in the first half of 2006.
The increases in lighting systems revenues for the second quarter and first half of 2006 as compared to the same periods in 2005 were primarily attributable to increased worldwide sales of our intelligent LED lighting systems, the addition of new products to our product line in prior periods, growth in our direct sales force, and our ongoing efforts to expand and support our network of North American manufacturer’s representatives and international distributors.
Sales in the Japanese market to CK Japan decreased 50%, from $1.4 million in the second quarter of 2005 to $701,000 in the second quarter of 2006 and decreased 43%, from $2.7 million in the first half of 2005 to $1.5 million in the first half of 2006. The decreases were due primarily to reduced purchases by CK Japan to allow it to better balance its inventory levels, as well as to substantial competition in this market. Revenues derived from sales of lighting systems and OEM products to CK Japan represented 11% of total revenues in both the second quarter and first half of 2005 and represented 5% and 5% of total revenues in the second quarter and first half of 2006, respectively. We have recently begun negotiations with our partner to dissolve CK Japan by the end of 2006 and establish a wholly owned subsidiary in its place. Although there can be no assurance as to the outcome of these negotiations until definitive agreements are in place, as a result of our current negotiations we expect lower sales to CK Japan in the third quarter of 2006 enabling it to significantly lower its on-hand inventory prior to the planned dissolution of the joint venture.
Our OEM and licensing revenues decreased 17%, from $2.2 million in the second quarter of 2005 to $1.8 million in the second quarter of 2006 and decreased 17%, from $4.1 million in the first half of 2005 to $3.4 million in the first half of 2006. The decrease in the second quarter of 2006 as compared to the same period in 2005 was primarily attributable to reduced OEM revenues from a customer in the pool business that converted in 2005 from a buyer of OEM products to primarily a licensee of our technology. The decrease in the first half of 2006 as compared to the same period in 2005 was primarily attributable to a decrease in OEM revenues from the aforementioned customer in the pool business, which decreased from $1.1 million in the first half of 2005 to $34,000 in the first half of 2006. In addition, sales to an individual customer in the special event field, which accounted for $1.5 million in the first half of 2005, decreased to $779,000 in the first half of 2006. The decreases in OEM sales were partially offset by our licensing revenues, which increased from $201,000 and $380,000 to $705,000 and $1.2 million in the second quarter and first half of 2005 and 2006, respectively. The increase in licensing revenues was due primarily to an increase in royalties from our existing base of licensees, including a $300,000 annual minimum royalty payment from a licensee.
Revenues derived from sales of lighting systems products to CKDI decreased from 10% and 11% of total revenues in the second quarter and first half of 2005, respectively, to 6% of total revenues in both the second quarter and first half and 2006.
Gross Profit. Gross profit increased from $6.7 million in the second quarter of 2005 to $8.9 million in the second quarter of 2006 and from $12.7 million in the first half of 2005 to $16.9 million in the first half of 2006. The dollar increases were primarily attributable to increased sales and to improved overall profit margins. Gross profit as a percentage of revenues, or gross margin, increased from 52% in the second quarter of 2005 to 57% in the second quarter of 2006 and increased from 52% in the first half of 2005 to 56% in the first half of 2006. In the second quarter and first half of 2006, gross profit was affected by stock-based compensation expense of $17,000 and $36,000, respectively.
Gross margin from lighting systems increased from 53% and 52% to 56% and 55% in the second quarter and first half of 2005 and 2006, respectively. The increases were primarily attributable to a more favorable product mix, a more favorable regional sales mix, and reduced materials costs. Gross margin from lighting systems may vary in future periods depending on a number of factors, most notably product mix, changes in material costs, and the timing of larger deals which, on average, tend to have lower gross margins.
Gross margin from OEM and licensing increased from 51% and 52% in the second quarter and first half of 2005, respectively, to 65% in both the second quarter and first half of 2006. The increases were primarily attributable to a higher percentage of licensing revenues and an overall more favorable product mix. Gross margin for our OEM and licensing business may vary in future periods depending on the mix of OEM product revenues and the relative percentage of licensing revenues.
Selling and Marketing Expenses. Selling and marketing expenses increased 53%, from $2.8 million in the second quarter of 2005 to $4.3 million in the second quarter of 2006 and increased 54%, from $5.3 million in the first half of 2005 to $8.1 million in the first half of 2006. As a percentage of total revenues, sales and marketing expenses increased from 22% in both the second quarter and first half of 2005 to 28% and 27% in the second quarter and first half of 2006, respectively. The increase in both dollar amount and as a percentage of revenues was primarily attributable to an increase in sales commissions to employees and commissions to our North American manufacturer’s representatives as a result of our revenue growth. The remaining increase in selling and marketing expenses for the second quarter and first half of 2006 was primarily the result of an increase in our worldwide sales force and other personnel, an increase in marketing and channel support programs, and adoption of SFAS No. 123R. In the second quarter and first half of 2006, selling and marketing expenses included stock-based compensation of $117,000 and $233,000, respectively. We expect our total selling and marketing expenses to remain relatively consistent in dollar amount in the third quarter of 2006.
Research and Development Expenses. Research and development expenses increased 53%, from $1.2 million in the second quarter of 2005 to $1.8 million in the second quarter of 2006 and increased 54%, from $2.2 million in the first half of 2005 to $3.4 million in the first half of 2006. As a percentage of total revenues, research and development expenses increased from 9% in both the second quarter and first half of 2005 to 12% and 11% in the second quarter and first half of 2006, respectively. The increase in both dollar amount and as a percentage of revenues was primarily attributable to increases in our research and development headcount based both in our Boston and China offices, increased spending related to product development, testing and environmental regulatory compliance, as well as the adoption of SFAS No. 123R. In the second quarter and first half of 2006, selling and marketing expenses included stock-based compensation of $97,000 and $221,000, respectively. We expect our research and development expenses to increase in dollar amount in subsequent periods, as we continue to add headcount and devote additional resources to developing new products and technologies and supporting scheduled new product introductions.
General and Administrative Expenses. General and administrative expenses increased 44%, from $2.0 million in the second quarter of 2005 to $2.9 million in the second quarter of 2006 and increased 41%, from $4.3 million in the first half of 2005 to $6.0 million in the first half of 2006. Total outside legal expenses amounted to $486,000, $1.3 million, $624,000, and $1.6 million in the second quarter and first half of 2005 and 2006, respectively. The increases in outside legal expenses were primarily due to various corporate projects, as well as increased patent application activity and patent litigation matters. Recruiting fees increased by $131,000 and $158,000 in the second quarter and first half of 2006, respectively, compared to the same periods in the prior year as a result of fees we incurred to fill certain positions. Stock-based compensation expenses included $382,000 and $664,000 of stock-based compensation in the second quarter and first half of 2006, respectively, as compared to $8,000 and $16,000 for the same periods in 2005. The remaining increase in general and administrative expenses for the second quarter and first half of 2006 was primarily the result of increased personnel-related costs to support overall growth in the business. We expect general and administrative expenses to increase in dollar amount in the third quarter of 2006, primarily due to anticipated higher professional fees associated with ongoing litigation. The timing and extent of patent and litigation activity related to building or defending our intellectual property rights is uncertain, and we expect quarter to quarter variability.
Interest Income. Interest income increased from $365,000 in the second quarter of 2005 to $636,000 in the second quarter of 2006 and increased from $704,000 in the first half of 2005 to $1.2 million in the first half of 2006. The increases were due to higher average cash and cash equivalent balances as well as improved investment yields in 2006.
Equity in Earnings (Loss) of Joint Venture. Equity in earnings of joint venture consisted of a $26,000 loss in the second quarter of 2005 as compared to a $43,000 loss in the second quarter of 2006 and a $14,000 gain for both the second half of 2005 and 2006. The increase in the loss in the second quarter of 2006 as compared to the second quarter of 2005 was primarily attributable to lower gross margin percentages of CK Japan.
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
Liquidity and Capital Resources
At June 30, 2006, we had $57.7 million in cash and equivalents and investments, representing a $500,000 increase compared to our $57.2 million balance of cash and equivalents and investments at December 31, 2005.
During the first half of 2006, we generated $906,000 of cash from operating activities, as compared to using $1.2 million in the first half of 2005. The increase in cash generated from operating activities during the first half of 2006 as compared to the cash used in 2005 during the same period was primarily due to decreased inventory levels during the first half of 2006 and changes in our other operating assets and liabilities, offset partially by higher accounts receivable balances as a result of revenue growth.
Net cash used in investing activities was $8.8 million during the first half of 2006, reflecting $7.8 million of net purchases of investments, $1.2 million of purchases of property and equipment, primarily leasehold improvements and furniture and fixtures related to additional office space we occupied during the second quarter of 2006, as well as tooling and test equipment related to our product development efforts, and $300,000 for the purchase of a patent. These outflows were offset partially by $500,000 provided by the release of restricted cash, representing partial return of a security deposit on our primary office lease. Investments are composed of state and municipal obligations, U.S. Treasury obligations, and investment-grade commercial paper.
Net cash provided by financing activities was $660,000 during the first half of 2006, attributable to $528,000 in proceeds from the exercise of stock options and $132,000 of proceeds from the issuance of common stock pursuant to our Employee Stock Purchase Plan.
We anticipate that our cash and equivalents and investments at June 30, 2006 will be sufficient to fund our foreseeable cash requirements for at least the next twelve months.

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
Our joint venture, CK Japan, has entered into forward currency contracts to hedge anticipated dollar denominated purchases of product from us. These contracts consist solely of forward contracts to acquire dollars at a fixed yen rate. These contracts are reflected on the balance sheet of CK Japan at current fair value and cover a notional amount of $5.1 million, settling at various dates through 2010. Our exposure to these contracts is limited to the impact on our proportional share of the income or loss of CK Japan. We have provided no guarantees with respect to CK Japan, and as a result the maximum loss we would record with respect to our investment would be the carrying value of that investment at any point in time. At June 30, 2006, our investment in CK Japan was carried at $877,000.
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
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On April 19, 2005, our motion for summary judgment regarding Super Vision’s claims against us for interference with prospective business relationships, trade disparagement and defamation was granted. On August 22, 2005, the District Court granted our other motions for summary judgment, finding that our patents in the suit are valid and infringed. The District Court also granted summary judgment rejecting Super Vision’s claims that we were guilty of inequitable conduct regarding our actions with the United States Patent and Trademark Office.
On May 12, 2006, we were awarded our attorney fees and costs in lieu of a trial for damages. On July 26, 2006 we requested fees and costs of approximately $1.6 million, and moved for final judgment and an injunction against further sales of the Super Vision products in the suit and variants of them.
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
TIR Systems, Ltd.
In December 2003, we filed a lawsuit against TIR Systems Ltd, a Canadian corporation, in the United States District Court for the District of Massachusetts. In this litigation, we allege that certain products of TIR infringe three of our patents. Our complaint was later amended to add a fourth patent. TIR has filed counterclaims seeking declarations that its products do not infringe and that the patents are invalid. We believe that these claims by TIR are without merit. We have recently added four more patents to the suit and added breach of contract and theft of trade secret claims to our complaint. The present scheduling order specifies that fact discovery is to be completed by October 13, 2006, although TIR is requesting further extension.
In January 2006, we filed a lawsuit against TIR in the Federal Court of Canada. In this litigation, we allege that several TIR Destiny products and TIR’s LEXEL technology infringe our Canadian patent.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 under Item 1A “Risk Factors” except as follows.
With respect to the risk factor captioned “We may incur substantial costs or lose important rights as a result of litigation or other proceedings relating to patent and other intellectual property rights” (i) we are currently involved in three patent infringement lawsuits as described above under the heading “Legal Proceedings” in Part II, Item 1 and (ii) two of our issued European Patents have been opposed by third parties (EP 1 016 062 B1 by Insta Electro GmbH; Vossloh-Schwabe Wustlich GmbH & Co. KG; TridonicAtco GmbH & Co. KG; Public Screen & Lightsystems AG; and Rena Electronica B.V. and EP 1 234 140 B1 by Koninklijke Philips Electronics N.V.; TridonicAtco GmbH & Co. KG; ERCO Leuchten GmbH; and Osram GmbH. The European Patent Office allows an issued patent to be opposed by third parties alleging that such patent is invalid and thus should be revoked or amended. There is no timetable by which the European Patent Office must respond to a third party opposition. Although such patents continue to be valid and enforceable during such opposition period, we can give no assurance that the European Patent Office will not revoke any such patent, or require it to be amended in a material manner.
In addition, with respect to the risk factor captioned “We rely on Color Kinetics Japan, a joint venture in which we hold a 50% equity interest, to distribute our products in Japan, and inadequate performance of this distributor could substantially reduce our revenues and adversely affect our results of operations” we are currently involved in negotiations to dissolve CK Japan as described above under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, subheading “Results of Operations”, fourth paragraph within “Revenues” in Part I, Item 2.
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
Items 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of shareholders of the Company held on May 24, 2006, the shareholders voted on the items described below:
•	To elect the following three Class II directors: Elisabeth Allison, John Abele and William J. Sims:

Nominee	For	Withhold Authority
Elisabeth Allison	16,177,717	58,219
John Abele	16,219,179	16,757
William J. Sims	16,220,080	15,856
•	To approve an Amendment to the 2004 Stock Incentive Plan (“2004 Plan”) to increase the number of shares currently available for issuance under the 2004 Plan from 1,650,000 to 2,650,000. The effect of this amendment was to increase the maximum number of shares issuable under the 2004 Plan from 2,250,000 to 3,250,000:

For	Against	Abstain	Broker Non-Votes
8,909,117	3,733,249	1,070,910	2,522,660
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

3.2	Seventh Amended and Restated Certificate of Incorporation of Color Kinetics Incorporated (1)

3.4	Second Amended and Restated By-Laws of Color Kinetics Incorporated (1)

*10.27	Letter agreement by and between Color Kinetics Incorporated and George Mueller, dated April 11, 2006 (2)

*10.28	Consulting agreement by and between Color Kinetics Incorporated and George Mueller, dated as of April 11, 2006 (3)

31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 — William J. Sims.

31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 — David K. Johnson

31.3	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the similarly numbered exhibit to our Registration Statement on Form S-1, File No. 333-114386.

(2)	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 14, 2006

(3)	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed June 6, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2006	COLOR KINETICS INCORPORATED
(Registrant)

	By:	/s/ William J. Sims William J. Sims
Chief Executive Officer

	By:	/s/ David K. Johnson David K. Johnson
Chief Financial Officer