Form 10-Q
period 2006-09-30
COLOR KINETICS INC
filed 2006-10-31
CIK 1048611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 20, 2006, there were 18,639,202 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

COLOR KINETICS INCORPORATED
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Color Kinetics Incorporated
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and equivalents	$37,964	$43,032
Investments	21,673	14,137
Restricted cash	693	100
Accounts receivable, net	12,312	7,813
Accounts receivable from related party	183	249
Inventory	6,823	7,159
Prepaid expenses and other current assets	1,333	1,436

Total current assets	80,981	73,926
PROPERTY AND EQUIPMENT—net	1,816	1,026
INTANGIBLE ASSETS—net	287	—
INVESTMENT IN JOINT VENTURE	880	887
RESTRICTED CASH—Non-current portion	—	900

TOTAL ASSETS	$83,964	$76,739

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,392	$1,019
Accounts payable to related party	698	63
Accrued expenses	2,561	2,169
Accrued compensation	2,558	2,251
Accrued restructuring	340	385
Accrued warranty	924	876
Deferred revenue	353	231

Total current liabilities	9,826	6,994

ACCRUED RESTRUCTURING—Non-current portion	—	243

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value	19	18
Additional paid-in capital	102,101	99,210
Accumulated other comprehensive loss	(65)	(120)
Accumulated deficit	(27,917)	(29,606)

Total stockholders’ equity	74,138	69,502

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,964	$76,739

     See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES (1):
Lighting systems	$15,565	$11,361	$42,392	$31,672
OEM and licensing	1,505	2,697	4,870	6,755

Total revenues	17,070	14,058	47,262	38,427
COST OF REVENUES:
Lighting systems	6,808	5,457	18,943	15,145
OEM and licensing	696	1,137	1,871	3,103

Total cost of revenues	7,504	6,594	20,814	18,248

GROSS PROFIT	9,566	7,464	26,448	20,179

OPERATING EXPENSES:
Selling and marketing	4,081	3,004	12,158	8,257
Research and development	1,813	1,162	5,218	3,369
General and administrative	3,268	2,587	9,267	6,839

Total operating expenses	9,162	6,753	26,643	18,465

INCOME (LOSS) FROM OPERATIONS	404	711	(195)	1,714
INTEREST INCOME	700	443	1,898	1,147
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(28)	96	(14)	110

NET INCOME	$1,076	$1,250	$1,689	$2,971

EARNINGS PER SHARE:
Basic	$0.06	$0.07	$0.09	$0.16
Diluted	$0.05	$0.06	$0.08	$0.15
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,553	18,251	18,501	18,113
Diluted	19,930	19,672	19,959	19,558

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(1) Includes revenues from related parties as follows:
Lighting systems	$705	$1,195	$2,184	$3,858
OEM and licensing	—	56	43	72

Total related party revenues	$705	$1,251	$2,227	$3,930

     See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,689	$2,971
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	919	746
Stock-based compensation	1,782	24
Loss on disposal of property and equipment	—	4
Equity in (earnings) loss of joint venture	14	(110)
Common stock issued for services	74	37
Changes in assets and liabilities:
Accounts receivable	(4,433)	(2,560)
Inventory	336	(1,511)
Prepaid expenses and other current assets	103	(673)
Accounts payable	2,008	428
Accrued expenses	747	381
Deferred revenue	122	46
Accrued restructuring	(288)	(305)

Cash flows from operating activities	3,073	(522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(20,348)	(43,357)
Maturities of investments	12,869	35,097
Purchases of property and equipment	(1,696)	(813)
Purchase of patent	(300)	—
Restricted cash	307	100

Cash flows from investing activities	(9,168)	(8,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	775	1,594
Proceeds from issuance of common stock	261	277

Cash flows from financing activities	1,036	1,871

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9)	(37)

DECREASE IN CASH AND EQUIVALENTS	(5,068)	(7,661)
CASH AND EQUIVALENTS—Beginning of period	43,032	26,198

CASH AND EQUIVALENTS—End of period	$37,964	$18,537

     See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Notes to Unaudited Condensed Consolidated Financial Statements
1. Nature of Business and Basis of Presentation
Nature of Business – Color Kinetics Incorporated, incorporated in Delaware on September 15, 1997, designs, markets and licenses LED lighting systems. We sell our products through our direct sales force and network of manufacturer’s representatives and distributors.
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
We recognize licensing revenues based on royalty reporting from licensees. We typically receive these reports on a quarterly basis in arrears.
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
Prior to adopting SFAS No. 123R on January 1, 2006, we accounted for stock-based compensation using the intrinsic value method described in APB No. 25. We have applied the modified prospective method in adopting SFAS No. 123R. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in the three and nine month periods ended September 30, 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, less estimated forfeitures, and

(b) compensation cost for all share-based awards granted and vested subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.
Had we used the fair value method to measure compensation related to stock awards to employees, with the measurement date being the date of grant, pro forma net income and pro forma earnings per share in 2005 would have been as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$1,250	$2,971
Add: employee stock-based compensation expense included in reported net income	8	24
Less: employee stock-based compensation expense determined under fair value method	(406)	(1,233)

Pro forma net income	$852	$1,762

Basic earnings per share
As reported	$0.07	$0.16
Pro forma	$0.05	$0.10

Diluted earnings per share
As reported	$0.06	$0.15
Pro forma	$0.04	$0.09
The impact of adopting SFAS No. 123R on January 1, 2006 for the three and nine months ended September 30, 2006 resulted in incremental stock-based employee compensation expense of approximately $607,000 and $1.8 million, respectively, and caused net income to decrease by those amounts and basic and diluted earnings per share to decrease by $0.03 and $0.03 per share, respectively. We recorded no provision or benefit for income tax for the three and nine months ended September 30, 2006 for stock-based compensation due to our net loss carryforward position.
Stock Options
We have two shareholder-approved stock option plans: the 1998 Stock Option Plan (1998 Plan) and the 2004 Stock Incentive Plan (2004 Plan). These plans permit the granting of stock awards to officers, members of the Board of Directors, employees and consultants. The 1998 Plan terminated in 2004 and no further awards may be granted under it, but existing awards remain outstanding in accordance with their terms. Awards under the 2004 Plan may include stock options (both incentive and nonqualified), restricted and unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, and stock appreciation rights. The 2004 Plan initially authorized the grant of up to 1,000,000 shares of common stock and includes an “evergreen” feature so that such number will automatically increase on June 25th of each year from 2005 through 2009 by 150,000 shares per year. On May 25, 2005, our shareholders approved an amendment to the 2004 Plan increasing the number of shares authorized under the 2004 Plan by 500,000, and on May 24, 2006, our shareholders approved an amendment to the 2004 Plan increasing the number of shares authorized under the 2004 Plan by 1,000,000, so that the maximum cumulative number of shares with respect to which awards may be granted under the 2004 Plan is 3,250,000. The options are issued at an exercise price of no less than the current market price on the date of grant and generally vest over four years and have terms of ten years. For options granted prior to our initial public offering on June 22, 2004, our Board of Directors determined the fair value of our common stock in its good faith judgment at each option grant date for grants under the 1998 Plan considering all relevant factors, including financial and operating performance and recent transactions in our capital stock. At September 30, 2006, a total of 2,800,000 shares of common stock were authorized for issuance under the 2004 Plan, of which 1,266,218 shares were available for grant. Under the foregoing plans, we have issued incentive and non-qualified stock options, as well as unrestricted stock awards and deferred stock awards in lieu of cash compensation.
The following is a summary of activity under both stock option plans (in thousands, except per share data):

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2005	2,576	$9.39
Granted	330	17.03
Exercised	(235)	6.25
Forfeited	(87)	11.78

Outstanding at September 30, 2006	2,584	$10.57

Exercisable at September 30, 2006	1,328	$7.11

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at September 30, 2006 were 7.4 years and $16.7 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at September 30, 2006 were 6.2 years and $13.1 million, respectively. The total intrinsic value for stock options exercised during the three and nine months ended September 30, 2006 was $677,000 and $3.0 million, respectively.
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

	2006	2005
Risk-free interest rate	4.8%	3.9%
Expected volatility	61.9%	66.9%
Expected dividend yield	0.0%	0.0%
Expected life in years	4.4	4.0
Based on the above assumptions, the weighted average estimated fair value of options granted during the three and nine months ended September 30, 2006 and 2005 was $9.08, $9.05, $5.83 and $5.86 per share, respectively. We estimate expected forfeitures related to option grants at an annual rate of 17%.
Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value for future option grants.
Total unrecognized stock-based compensation expense related to our unvested stock options, which we expect to be recognized over a weighted average period of 3.1 years, amounted to $6.2 million at September 30, 2006.
Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (ESPP), approved by our shareholders in 2004, initially permitted eligible employees to purchase up to a maximum of 150,000 shares of our common stock, and contains an “evergreen” feature whereby such number shall increase on each of the first five anniversaries of the effective date of the plan by the lesser of 50,000 shares or an amount determined by the Board of Directors. The maximum shares available for issuance and purchase by employees is 400,000. The purchase price is determined as the lesser of 85% of the market value of such shares at the beginning or end of a six-month offering period. We have issued 54,434 shares under the ESPP as of September 30, 2006. At September 30, 2006, a total of 250,000 shares of common stock were authorized for issuance under the plan, of which 195,566 shares were available for issuance.
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

	2006	2005
Risk-free interest rate	4.6%	2.9%
Expected volatility	61.2%	66.0%
Expected dividend yield	0.0%	0.0%
Expected life in years	0.5	0.5
The weighted average estimated fair value for awards issued under the ESPP during the three and nine months ended September 30, 2006 and 2005 was $5.63, $5.42, $3.61 and $3.60 per share, respectively. Total unrecognized stock-based compensation expense related to our ESPP, which we expect to be recognized over a weighted average period of 0.5 years, amounted to approximately $35,000 at September 30, 2006.
4. Inventory
Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following, net of reserves (in thousands):

	September 30,	December 31,
	2006	2005
Finished goods	$5,971	$6,589
Raw material components	852	570

Total	$6,823	$7,159

5. Intangible Assets
Intangible assets consist of a patent we purchased in February 2006 for $300,000. Amortization is being provided over the approximate 16-year estimated useful life of the patent.
6. Warranty Reserve
For purchases made prior to June 1, 2006, our products are generally warranted against defects for 12 months following ultimate delivery to end user. For purchases made on or after June 1, 2006, our products are generally warranted against defects for 24 months following purchase. Reserves for potential warranty claims are provided at the time of revenue recognition based on historical claims experience, repair costs and current sales levels. Activity within the reserve was as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Balance, beginning of period	$876	$860
Provisions in cost of revenues	424	431
Expenditures	(376)	(441)

Balance, end of period	$924	$850

7. Earnings per Share
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is calculated using the weighted average number of common shares outstanding giving effect to outstanding dilutive stock options and stock warrants using the treasury stock method.
For the three and nine months ended September 30, 2006 and 2005, outstanding stock options to purchase approximately 1.1 million, 926,000, 475,000, and 610,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because including these options would be anti-dilutive. A reconciliation of shares used in the computation of basic earnings per share and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average shares for basic computation	18,553	18,251	18,501	18,113
Potential common shares from:
Options	907	976	985	1,008
Warrants	470	445	473	437

Weighted average shares for diluted computation	19,930	19,672	19,959	19,558

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
The following tables set forth our segment information on an interim basis (in thousands):
Three Months Ended September 30,

	2006			2005
	Lighting	OEM and		Lighting	OEM and
	Systems	Licensing	Total	Systems	Licensing	Total
Revenues	$15,565	$1,505	$17,070	$11,361	$2,697	$14,058
Cost of revenues	6,808	696	7,504	5,457	1,137	6,594

Gross profit	8,757	809	9,566	5,904	1,560	7,464
Other direct costs	4,450	360	4,810	3,100	322	3,422

Direct contribution margin	$4,307	$449	4,756	$2,804	$1,238	4,042

Reconciling items to income from operations:
Unallocated selling and marketing			402			289
Unallocated research and development			682			455
Unallocated general and administrative			3,268			2,587

Income from operations			$404			$711

Nine Months Ended September 30,

	2006			2005
	Lighting	OEM and		Lighting	OEM and
	Systems	Licensing	Total	Systems	Licensing	Total
Revenues	$42,392	$4,870	$47,262	$31,672	$6,75	5 $38,427
Cost of revenues	18,943	1,871	20,814	15,145	3,103	18,248

Gross profit	23,449	2,999	26,448	16,527	3,652	20,179
Other direct costs	13,267	1,069	14,336	8,437	883	9,320

Direct contribution margin	$10,182	$1,930	12,112	$8,09	0 $2,76	9 10,859
					~ ~~~~~~~~~~~~~
Reconciling items to income (loss) from operations:
Unallocated selling and marketing			1,667			986
Unallocated research and development			1,373			1,320
Unallocated general and administrative			9,267			6,839

Income (loss) from operations			$(195)			$1,714

9. Comprehensive Income
Comprehensive income includes all changes in equity during a period except those resulting from investing by owners and distributions to owners. For the three and nine months ended September 30, 2006 and 2005, comprehensive income is composed of our net income, currency translation adjustments, and unrealized holding gains and losses on investments. The following table sets forth the calculation of comprehensive income on an interim basis (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$1,076	$1,250	$1,689	$2,971
Foreign currency translation adjustments	24	(8)	(2)	(82)
Unrealized holding gains (losses) on investments	52	(19)	57	60

Total comprehensive income	$1,152	$1,223	$1,744	$2,949

10. Investment in Joint Venture
We account for our investment in Color Kinetics Japan Incorporated (“CK Japan”) using the equity method of accounting, whereby we record our share of the joint venture’s earnings or losses. In addition, we eliminate the profit associated with inventory sold to and held by CK Japan at the end of each period.
Summary financial information for CK Japan is as follows (in thousands):

	September 30,	December 31,
	2006	2005
Current assets	$5,036	$6,327
Non-current assets	516	617
Current liabilities	6,643	5,042
Non-current liabilities	149	129

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$2,198	$2,709	$6,509	$7,546
Gross profit	656	1,242	2,280	3,599
Income (loss) from operations	(77)	341	(175)	484
Net income (loss)	(56)	191	(28)	220
11. Contingencies
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
TIR Systems, Ltd.
In December 2003, we filed a lawsuit against TIR Systems Ltd, a Canadian corporation, in the United States District Court for the District of Massachusetts. In this litigation, we allege that certain products of TIR infringe three of our patents. Our complaint was later amended to add a fourth patent. TIR has filed counterclaims seeking declarations that its products do not infringe and that the patents are invalid. We believe that these claims by TIR are without merit. We have recently added four more patents to the suit and added breach of contract and theft of trade secret claims to our complaint. Fact discovery has recently concluded.
In January 2006, we filed a lawsuit against TIR in the Federal Court of Canada. In this litigation, we allege that several TIR Destiny products and TIR’s LEXEL technology infringe our Canadian patent.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q contains, and other information provided by us or statements made by our directors, officers or employees from time to time may contain, forward-looking statements and information, which involve risks and uncertainties. Actual future results may differ materially. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions and other statements which are other than statements of historical facts. In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “believes,” “contemplates,” “predicts,” “projects,” “continue” and other similar terminology or the negative of these terms. All such forward-looking statements, whether written or oral, are expressly qualified by the cautionary statements contained in this Form 10-Q, those cautionary statements set forth under the heading “Risk Factors” in this Form 10-Q, and any other cautionary statements which may accompany the forward-looking statements. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements we make.
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
As more fully discussed below in the fifth paragraph of “Revenues” under “Results of Operations”, we have recently begun negotiations with our partner, Yamagiwa Corporation, or Yamagiwa, to dissolve CK Japan by the end of 2006 and instead sell our products directly to one or more distributors in Japan, including Yamagiwa.
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
Our cost of lighting systems revenues and cost of OEM and license revenues consist primarily of the cost of the lighting products sold, including amounts paid to our contract manufacturers, the costs of any components that we provide, other direct and indirect manufacturing support costs, shipping and handling, tooling and provisions for product warranty, scrap and inventory obsolescence, as well as overhead cost allocated to these activities. It may also include an allocation of salaries and related benefits (including stock-based compensation charges) of engineering personnel when they provide engineering support services for which we charge fees.
Our selling and marketing expenses consist primarily of salaries, commissions, travel expense and related benefits (including stock-based compensation charges) of personnel engaged in sales and marketing activities, commissions paid to our manufacturers’ representatives, costs of marketing programs and promotional materials, product samples, trade show expenses and overhead cost related to these activities.
Our research and development expenses consist primarily of salaries, bonuses and related benefits (including stock-based compensation charges) of personnel engaged in research and development and product quality activities, out-of-pocket product development costs, travel expenses and overhead cost related to these activities. Research and development expenses are expensed as incurred.
Our general and administrative expenses consist primarily of salaries, bonuses and related benefits (including stock-based compensation charges) of personnel engaged in corporate administration, finance, human resources, information systems and legal functions, outside legal and audit expenses, professional fees in connection with complying with the Sarbanes-Oxley Act of 2002, costs associated with being a public company, bad debt expense, other general corporate expenditures, and overhead cost related to these activities.
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
We have recently begun negotiations with our partner Yamagiwa to dissolve CK Japan by the end of 2006 and instead sell our products directly to one or more distributors in Japan, including Yamagiwa.
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

The stock-based employee compensation expense recognized in income for the three and nine months ended September 30, 2006 was approximately $607,000 and $1.8 million, respectively. We recorded no provision or benefit for income tax in the three and nine months ended September 30, 2006 for stock-based employee compensation due to our net loss carryforward position. At September 30, 2006, total unrecognized stock-based compensation expense related to our unvested stock options, which we expect to be recognized over a weighted average period of 3.1 years, amounted to $6.2 million. Total unrecognized stock-based compensation expense will be adjusted for any future changes in estimated forfeitures, if any. The impact of the adoption of SFAS No. 123R beyond the fourth quarter of 2006 cannot be predicted at this time because it will be depend on levels of share-based awards granted in the future.
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
We recognize licensing revenues based on royalty reporting from licensees. We typically receive these reports on a quarterly basis in arrears.
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

Product Warranty. For purchases made prior to June 1, 2006, our products are generally warranted against defects for 12 months following ultimate delivery to end user. For purchases made on or after June 1, 2006, our products are generally warranted against defects for 24 months following purchase. Warranty expense is based on historical claims experience, repair costs, and current sales levels, as well as various other assumptions that we believe to be reasonable under the circumstances. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required.
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
Results of Operations
The following table sets forth certain income and expense items as a percentage of total revenues (or, in the case of our cost of lighting systems revenues and cost of OEM and licensing revenues, as a percentage of the related revenues):

	Percentage of Total Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Lighting systems	91%	81%	90%	82%
OEM and licensing	9	19	10	18

Total revenues	100	100	100	100
Cost of revenues:
Cost of lighting systems, as a percentage of lighting systems revenues	44	48	45	48
Cost of OEM and licensing, as a percentage of OEM and licensing revenues	46	42	38	46

Total cost of revenues	44	47	44	47

	Percentage of Total Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross profit	56	53	56	53

Operating expenses:
Selling and marketing	24	21	26	21
Research and development	11	8	11	9
General and administrative	19	19	19	18

Total operating expenses	54	48	56	48

Income (loss) from operations	2	5	—	5
Interest income	4	3	4	3
Equity in earnings (loss) of joint venture	—	1	—	—

Net income	6%	9%	4%	8%

Revenues. Total revenues increased 21% from $14.1 million in the third quarter of 2005 to $17.1 million in the third quarter of 2006 and increased 23% from $38.4 million in the first nine months of 2005 to $47.3 million in the first nine months of 2006.
Lighting systems revenues increased 37% from $11.4 million in the third quarter of 2005 to $15.6 million in the third quarter of 2006 and increased 34% from $31.7 million in the first nine months of 2005 to $42.4 million in the first nine months of 2006. Lighting systems revenues in the United States of America and Canada increased 39% from $6.9 million in the third quarter of 2005 to $9.6 million in the third quarter of 2006 and increased 45% from $18.8 million in the first nine months of 2005 to $27.3 million in the first nine months of 2006. Lighting systems revenues in markets outside the United States of America and Canada increased 34% from $4.5 million in the third quarter of 2005 to $6.0 million in the third quarter of 2006 and increased 17% from $12.9 million in the first nine months of 2005 to $15.1 million in the first nine months of 2006.
The increases in lighting systems revenues for the third quarter and first nine months of 2006 as compared to the same periods in 2005 were primarily attributable to increased worldwide sales of our intelligent LED lighting systems, the addition of new products to our product line in prior periods, growth in our direct sales force, and our ongoing efforts to expand and support our network of North American manufacturer’s representatives and international distributors.
Sales in the Japanese market to CK Japan decreased 44% from $1.3 million in the third quarter of 2005 to $705,000 in the third quarter of 2006 and decreased 43% from $3.9 million in the first nine months of 2005 to $2.2 million in the first nine months of 2006. The decreases were due primarily to reduced purchases by CK Japan to allow it to better balance its inventory levels in anticipation of the planned dissolution of CK Japan discussed below, as well as to substantial competition in this market. Revenues derived from sales of lighting systems and OEM products to CK Japan represented 9% and 10% of total revenues in the third quarter and first nine months of 2005, respectively, and represented 4% and 5% of total revenues in the third quarter and first nine months of 2006, respectively.
We have begun negotiations with Yamagiwa to dissolve CK Japan by the end of 2006 and instead sell our products directly to one or more distributors in Japan, including Yamagiwa. There can be no assurance that the outcome of these negotiations will be favorable or that any new distribution arrangements we enter into in Japan will be successful. Pending the outcome of these negotiations, our revenues from sales to CK Japan may be difficult to predict, as the joint venture seeks to reduce its inventory of our products prior to the planned dissolution of the venture.
Our OEM and licensing revenues decreased 44% from $2.7 million in the third quarter of 2005 to $1.5 million in the third quarter of 2006 and decreased 28% from $6.8 million in the first nine months of 2005 to $4.9 million in the first nine months of 2006. The decrease in the third quarter of 2006 as compared to the same period in 2005 was primarily attributable to decreased OEM product sales to an individual customer in the special event field, which accounted for $1.3 million of our revenues in the third quarter of 2005, compared to $429,000 of revenues in the third quarter of 2006. The decrease in the first nine months of 2006 as compared to the same period in 2005 was also primarily attributable to lower OEM revenues from that customer, which decreased from $2.8 million in the first nine months of 2005 to $1.2 million in the first nine months of 2006. In addition, sales to an individual OEM customer in the pool business, which accounted for $1.5 million in the first nine months of 2005, decreased to $69,000 in the first nine months of 2006 as a result of this customer converting from a buyer of OEM products to primarily a licensee of our technology. Licensing revenue from this customer increased from $227,000 in the first nine months of 2005 to $534,000 in the first nine months of 2006. The decrease in OEM sales in the first nine months of 2006 was partially offset by an increase in our licensing revenues, from $803,000 to $1.4 million in the first nine months of 2005 and 2006, respectively. The increase in licensing revenues was due primarily to an increase in royalties from our existing base of licensees, including a $300,000 annual minimum royalty payment from a licensee in the second quarter of 2006.

Revenues derived from sales of lighting systems products to CKDI decreased from 8% and 10% of total revenues in the third quarter and first nine months of 2005, respectively, to 4% and 6% of total revenues in the third quarter and first nine months of 2006. The decrease was primarily attributable to the expansion of our dealers in North America handling more of our orders of less than $10,000, as well as a relative increase in orders greater than $10,000 which are fulfilled by us directly, rather than by CKDI.
Gross Profit. Gross profit increased from $7.5 million in the third quarter of 2005 to $9.6 million in the third quarter of 2006 and from $20.2 million in the first nine months of 2005 to $26.4 million in the first nine months of 2006. The dollar increases were primarily attributable to increased sales and to improved overall profit margins. Gross profit as a percentage of revenues, or gross margin, increased from 53% in both the third quarter and first nine months of 2005 to 56% in both the third quarter and first nine months of 2006. In the third quarter and first nine months of 2006, gross profit was affected by stock-based compensation expense of $17,000 and $53,000, respectively.
Gross margin from lighting systems increased from 52% in both the third quarter and first nine months of 2005 to 56% and 55% in the third quarter and first nine months 2006, respectively. The increases were primarily attributable to a more favorable product mix, a more favorable regional sales mix, reduced materials costs, improved freight management programs, and recognition of previously deferred profit on CKJ inventory. Gross margin from lighting systems may vary in future periods depending on a number of factors, most notably product mix, changes in material costs, and the timing of larger deals which, on average, tend to have lower gross margins.
Gross margin from OEM and licensing decreased from 58% in the third quarter of 2005 to 54% in the third quarter of 2006 and increased from 54% in the first nine months of 2005 to 62% in the first nine months of 2006. The variances were primarily attributable to changes in the percentage of our licensing revenues, as well as changes in our product mix. Gross margin for our OEM and licensing business may vary in future periods depending on the mix of OEM product revenues and the relative percentage of licensing revenues.
Selling and Marketing Expenses. Selling and marketing expenses increased 36% from $3.0 million in the third quarter of 2005 to $4.1 million in the third quarter of 2006, and increased 47% from $8.3 million in the first nine months of 2005 to $12.2 million in the first nine months of 2006. As a percentage of total revenues, sales and marketing expenses increased from 21% in both the third quarter and first nine months of 2005 to 24% and 26% in the third quarter and first nine months of 2006, respectively. The increase in both dollar amount and as a percentage of revenues was primarily attributable to an increase in sales commissions to employees and commissions to our North American manufacturer’s representatives as a result of our revenue growth. The remaining increase in selling and marketing expenses for the third quarter and first nine months of 2006 was primarily the result of an increase in our worldwide sales force and other personnel, adoption of SFAS No. 123R, and an increase in marketing and channel support programs. In the third quarter and first nine months of 2006, selling and marketing expenses included stock-based compensation of $129,000 and $362,000, respectively. We expect our total selling and marketing expenses in the fourth quarter of 2006 to be generally consistent in dollar amount with those in the third quarter of 2006.
Research and Development Expenses. Research and development expenses increased 56%, from $1.2 million in the third quarter of 2005 to $1.8 million in the third quarter of 2006, and increased 55% from $3.4 million in the first nine months of 2005 to $5.2 million in the first nine months of 2006. As a percentage of total revenues, research and development expenses increased from 8% and 9% in the third quarter and first nine months of 2005, respectively, to 11% in both the third quarter and first nine months of 2006. The increase in both dollar amount and as a percentage of revenues was primarily attributable to increases in our research and development headcount based both in our Boston and China offices, increased spending related to product development, testing and environmental regulatory compliance, as well as the adoption of SFAS No. 123R. In the third quarter and first nine months of 2006, research and development expenses included stock-based compensation of $111,000 and $332,000, respectively. We expect our research and development expenses to increase in dollar amount in subsequent periods as compared to the third quarter of 2006 as we continue to add headcount and devote additional resources to developing new products and technologies and supporting scheduled new product introductions.
General and Administrative Expenses. General and administrative expenses increased 26%, from $2.6 million in the third quarter of 2005 to $3.3 million in the third quarter of 2006, and increased 36% from $6.8 million in the first nine months of 2005 to $9.3 million in the first nine months of 2006. Total outside legal expenses increased from $819,000 in the third quarter of 2005 to $1.0 million in the corresponding period of 2006, and from $2.1 million in the first nine months of 2005 to $2.6 million in the corresponding period of 2006. The increases in outside legal expenses were primarily due to increased patent application activity and patent litigation matters, as well as various corporate projects. Stock-based compensation expenses included $8,000 and $24,000 of stock-based compensation in the third quarter and first nine months of 2005, respectively, as compared to $357,000 and $1.0 million for the same periods in 2006. The remaining increase in general and administrative expenses for the third quarter and first nine months of 2006 was primarily the result of increased personnel-related costs to support overall growth in the business. We expect general and administrative expenses to increase in dollar amount in the fourth quarter of 2006, primarily due to anticipated higher professional fees associated with ongoing litigation. The timing and extent of patent and litigation activity related to building or defending our intellectual property rights is uncertain, and we expect quarter to quarter variability.
Interest Income. Interest income increased from $443,000 in the third quarter of 2005 to $700,000 in the third quarter of 2006 and increased from $1.1 million in the first nine months of 2005 to $1.9 million in the first nine months of 2006. The increases were due to higher average cash and cash equivalent balances as well as improved investment yields in 2006.
Equity in Earnings (Loss) of Joint Venture. Equity in earnings of joint venture consisted of a $96,000 gain in the third quarter of 2005 as compared to a $28,000 loss in the third quarter of 2006 and a $110,000 gain in the first nine months of 2005 as compared to a $14,000 loss in the first nine months of 2006. The losses in the third quarter and first nine months of 2006 as compared to the gains in the same periods in 2005 were primarily attributable to lower gross margin percentages of CK Japan.
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
Liquidity and Capital Resources
At September 30, 2006, we had $59.6 million in cash and equivalents and investments, representing a $2.4 million increase compared to our $57.2 million balance of cash and equivalents and investments at December 31, 2005.
During the first nine months of 2006, we generated $3.1 million of cash from operating activities, as compared to a use of cash of $500,000 in the first nine months of 2005. The increase in cash generated from operating activities during the first nine months of 2006 as compared to the cash used in 2005 during the same period was primarily due to higher net income (excluding the impact of non-cash stock-based compensation charges), as well as increased accounts payable balances due primarily to the timing of expenses and payments, decreased inventory levels during the first nine months of 2006, and changes in our other operating assets and liabilities, offset partially by higher accounts receivable balances as a result of revenue growth.
Net cash used in investing activities was $9.2 million during the first nine months of 2006, reflecting $7.5 million of net purchases of investments, $1.7 million of purchases of property and equipment (primarily leasehold improvements and furniture and fixtures related to additional office space we occupied during the second quarter of 2006 as well as tooling and test equipment related to our product development efforts) and $300,000 for the purchase of a patent. These outflows were offset partially by $500,000 provided by the release of restricted cash, representing partial return of a security deposit on our primary office lease. Investments are composed of state and municipal obligations, U.S. Treasury obligations, and investment-grade commercial paper.
Net cash provided by financing activities was $1.0 million during the first nine months of 2006, attributable to $774,000 in proceeds from the exercise of stock options and $261,000 of proceeds from the issuance of common stock pursuant to our Employee Stock Purchase Plan.
We anticipate that our cash and equivalents and investments at September 30, 2006 will be sufficient to fund our foreseeable cash requirements for at least the next twelve months.
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
Our joint venture, CK Japan, has entered into forward currency contracts to hedge anticipated dollar denominated purchases of product from us. These contracts consist solely of forward contracts to acquire dollars at a fixed yen rate. These contracts are reflected on the balance sheet of CK Japan at current fair value and cover a notional amount of $4.8 million as of September 30, 2006, settling at various dates through 2010. Our exposure to these contracts is limited to the impact on our proportional share of the income or loss of CK Japan. We have provided no guarantees with respect to CK Japan, and as a result the maximum loss we would record with respect to our investment would be the carrying value of that investment at any point in time. At September 30, 2006, our investment in CK Japan was carried at $880,000.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Our management, including our chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is also accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting.
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
TIR Systems, Ltd.
In December 2003, we filed a lawsuit against TIR Systems Ltd, a Canadian corporation, in the United States District Court for the District of Massachusetts. In this litigation, we allege that certain products of TIR infringe three of our patents. Our complaint was later amended to add a fourth patent. TIR has filed counterclaims seeking declarations that its products do not infringe and that the patents are invalid. We believe that these claims by TIR are without merit. We have recently added four more patents to the suit and added breach of contract and theft of trade secret claims to our complaint. Fact discovery has recently concluded.
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
Our future success depends on increased market acceptance of LED lighting generally, and of our intelligent LED lighting systems in particular. Potential customers for LED lighting systems may be reluctant to adopt LED lighting as an alternative to traditional lighting technology because of its higher initial cost and relatively low light output in comparison with the most powerful traditional lighting devices, or because of perceived risks relating to its novelty, complexity, reliability and quality, usefulness and cost-effectiveness when compared to other lighting sources available in the market. These factors, along with others discussed below, could also adversely affect demand for our intelligent and simplified white light products. If acceptance of LED lighting in general, and of our intelligent LED lighting systems in particular, do not continue to grow, then opportunities to increase our revenues and operate profitably may be limited.
If advances in LED technology do not continue, we may be unable to increase our penetration of our existing markets or expand into new markets.
We do not design or manufacture LEDs. Our ability to continue penetrating our existing markets and to expand into new markets depends on continued advancements in the design and manufacture by others of LEDs. In the high performance color lighting markets that we currently serve, we rely on continued improvements in the brightness, efficiency and initial cost of color LEDs, particularly high brightness red, green and blue LEDs. In the white light market, we depend on improvements in the above factors and also in the color characteristics and source life of high brightness white LEDs. The continued development of LED technologies depends on other companies’ research and is out of our control. If advancements in LED technologies occur at a slower pace than we anticipate, or fail to occur at all, we may be unable to penetrate additional markets, our revenues will be significantly reduced, and our future prospects for success may be harmed.
If we are unable to respond effectively as new lighting technologies and market trends emerge, our competitive position and our ability to generate revenues and profits may be harmed.
To be successful, we will need to keep pace with rapid changes in LED technology, changing customer requirements, new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. Development of new products incorporating advanced technology is a complex process subject to numerous uncertainties. We have in the past experienced, and could in the future experience, delays in introduction of new products. If new LED lighting devices are introduced that can be controlled by methods not covered by our proprietary technologies, or if effective new sources of light other than LED devices are discovered, our current products and technologies could become less competitive or obsolete. If others develop innovative proprietary lighting technology that is superior to ours, or if we fail to accurately anticipate technology and market trends and respond on a timely basis with our own innovations, our competitive position may be harmed and we may not achieve sufficient growth in our revenues to attain, or sustain, profitability.
If demand for our white light products in the general lighting market fails to emerge, we may not be able to carry out long-term business strategies.
Our long-term business strategy includes penetration of the general lighting market with our white light LED lighting products. Substantial demand may not develop for the use of LED lighting in the general lighting market. Obstacles to adoption of LED lighting in the general lighting market include the high initial cost of high brightness white LEDs and the need for further advances in brightness, color characteristics and the predicted life of the LEDs before they require replacement. Failure of LED manufacturers to introduce on a timely basis high brightness white light LEDs having satisfactory performance, quality and cost characteristics could delay the further development and enhancement of our white light products, or reduce the attractiveness to potential customers of our white light products incorporating white light LEDs.
In addition, the characteristics of our intelligent LED lighting systems that we believe are desired by customers in the high performance color lighting markets may not provide us with competitive advantages in the general lighting market. For example, end-users in the general lighting market may not require the complex, dynamic lighting effects or sophisticated digital control that our intelligent LED lighting systems provide. Similarly, if LED manufacturers are able to develop single LEDs that produce white light of acceptable consistency and color, our digital color control technologies may be of less importance in the general lighting market than in the high performance color lighting market.
We do not expect revenues from our white light products to account for more than 5% of our total 2006 revenues. We have devoted, and intend to continue to devote, substantial resources to the development of white light products and technologies suitable for use in the general lighting market. If demand for these products and technologies in the general lighting market does not develop and we do not receive revenue to offset these expenditures, our profitability would be harmed and our ability to carry out our long-term business strategy would be adversely affected.
Because we have a limited history of profitable operations and typically do not have a substantial back log, it is difficult to evaluate the likelihood that we will maintain profitability in any future period.
We recorded net income of $2.4 million in 2004, $4.3 million in 2005 and $1.7 million for the first nine months of 2006. However, prior to 2004 we had never achieved profitability on an annual basis, and our limited operating history makes an evaluation of our future prospects difficult. Since inception, we have incurred significant net losses. As of September 30, 2006, we had an accumulated deficit of $27.9 million. We expect our research and development, sales and marketing, litigation, and general and administrative expenses to increase. Unless our revenues increase commensurately, we will not be able to continue to operate profitably. If we do not achieve sufficient growth in our revenues or sustain profitability in the future, our stock price may be adversely affected. Additionally, a majority of our revenue in each quarter is generally derived from orders booked and shipped during that quarter, and we typically do not enter any quarter with a substantial backlog of orders. This makes it more difficult to forecast our revenue in any quarter. Many of our expenses are relatively fixed and cannot rapidly be reduced if we experience an unexpected shortfall in our revenue in any quarter. If, as a result of these or other factors, our operating results in any quarter do not meet our publicly stated guidance, if any, or the expectations of investors, our stock price may decline.
Our products could contain defects, which could reduce sales of those products or result in claims against us.
Despite testing by our customers, and by us, errors have been found and may be found in the future in our existing or future products. This could result in, among other things, a delay in the recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects could cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationship with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our LED lighting products and would likely harm our business. Some of our products use line voltages of 100 or 240 volts, or are designed for installation in environments such as swimming pools and spas, which involve enhanced risk of electrical shock, injury or death in the event of a short circuit or other malfunction. Defects, integration issues or other performance problems in our LED lighting products could result in personal injury or financial or other damages to our customers or could damage market acceptance of our products. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.
If the companies to which we outsource the manufacture of our products fail to meet our requirements for quality, quantity and timeliness, our revenues and reputation in the marketplace could be harmed.
We outsource the manufacture of our LED lighting systems, and do not own or operate a manufacturing facility. We currently depend on a small number of contract manufacturers to manufacture our products at plants in various locations, primarily in China. These manufacturers supply all necessary raw materials (other than certain critical components such as LEDs and ASICs, which we procure directly), and provide all necessary facilities and labor to manufacture our products. If these companies were to terminate their arrangements with us without adequate notice, or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture and ship our LED lighting products until replacement manufacturing services could be obtained. To mitigate these risks, we are currently seeking to qualify multiple contract manufacturers for most of our products. However, to qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process, which can take as long as six to nine months. If it became necessary to do so, we may not be able to establish alternative manufacturing relationships on acceptable terms.
     Our reliance on contract manufacturers involves certain additional risks, including the following:
•	lack of direct control over production capacity and delivery schedules;

•	lack of direct control over quality assurance, manufacturing yields and production costs;

•	risk of loss of inventory while in transit by ship from China; and

•	risks associated with international commerce, particularly with China, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies, risks associated with the protection of intellectual property and political and economic instability.
Any interruption in our ability to manufacture and distribute products could result in delays in shipment, lost sales, limited revenue growth and damage to our reputation in the market, all of which would adversely affect our business.
We face substantial competition, and our failure to compete effectively could harm our business and future prospects.
In the high performance color lighting markets in which we have primarily sold our intelligent LED lighting systems, and in the OEM markets in which we participate, our systems compete with lighting products utilizing traditional lighting technology provided by many vendors. In addition, we face competition from a smaller number of manufacturers, including manufacturers of traditional lighting equipment, that have developed one or more LED lighting products. Some of our competitors, particularly those that offer traditional lighting products, are larger companies with significantly greater resources to devote to research and development, manufacturing and marketing than we have.
In the white light market, we expect to encounter competition from some of the competitors described above. Additionally, to the extent that we seek to introduce white light products for use in general lighting applications, such as retrofit bulbs and lamps for standard fixtures, we expect to encounter competition from large, established companies in the general lighting industry such as General Electric, Matsushita, Osram Sylvania and Philips Lighting, each of which has, we believe, undertaken initiatives to develop white light LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of LED lighting systems than we have. In addition, we have observed several newly emerging LED lighting startups focusing on the general illumination market, some of which draw on considerable industry experience. We may also face competition from traditional lighting fixture companies, such as Genlyte Group, Lithonia Lighting, Hubbell Lighting, and Cooper Lighting.
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
In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries, including our own. Since many patent applications are retained in secrecy by the U.S. Patent Office until and unless a patent issues or the application is published, it is not possible for us to know whether U.S. patent applications are pending that would be infringed by the use of our technologies or a part thereof, thus substantially interfering with the future conduct of our business. In addition, there may be issued patents in the U.S. or other countries that are pertinent to our business of which we are not aware. We have from time to time been notified of claims that we may be infringing patents or intellectual property rights owned by third parties. We could be sued by such parties, or others, for patent infringement in the future. Such lawsuits could subject us to liability for damages and invalidate our proprietary rights. In addition, intellectual property lawsuits may be brought by third parties against OEM customers that incorporate our LED lighting technologies in their products.
In addition to being subject to claims by third parties that we infringe their proprietary rights, we have in the past asserted, and may in the future assert, our intellectual property rights by instituting legal proceedings against others. We are currently involved in three patent infringement lawsuits. We may not be successful in enforcing our patents in those or any other lawsuits we may commence. Defendants in any litigation we commence to enforce our patents may attempt to establish that our patents are invalid or are unenforceable, as the defendants in our current patent infringement lawsuits are seeking to do. Thus, any patent litigation we commence could lead to a determination that one or more of our patents are invalid or unenforceable. If a third party succeeds in invalidating one or more of our patents, that party and others could compete more effectively against us. Our ability to derive OEM and licensing revenues from products or technologies covered by the invalidated patent could also be adversely affected.
Our three issued European patents have been opposed by third parties (EP 1 016 062 B1 by Insta Electro GmbH, Vossloh-Schwabe Wustlich GmbH & Co. KG, TridonicAtco GmbH & Co. KG, Public Screen & Lightsystems AG, and Rena Electronica B.V.; EP 1 234 140 B1 by Koninklijke Philips Electronics N.V., TridonicAtco GmbH & Co. KG, ERCO Leuchten GmbH, and Osram GmbH; and EP 1 224 845 B1 by ERCO Leuchten GmbH and Zumtobel Lighting GmbH). The European Patent Office allows an issued patent to be opposed by third parties alleging that such patent is invalid and thus should be revoked or amended. There is no timetable by which the European Patent Office must respond to a third party opposition. Although such patents continue to be valid and enforceable during such opposition period, the European Patent Office may revoke any such patent, or require it to be amended in a material manner.
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
If we are unable to obtain and maintain patent protection for our technologies and otherwise protect our intellectual property, the value of our technologies and products will be adversely affected.
We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. At September 30, 2006, we had 53 issued patents. These patents will begin to expire on various dates beginning in 2017. In addition, we own approximately 150 pending patent applications. Because the patent position of technology companies involves complex legal, scientific, and factual questions, the issuance, scope, validity and enforceability of our patents cannot be predicted with certainty. Our issued patents may be invalidated or their enforceability challenged, they may be designed around, and they may not provide us with competitive advantages against others with similar products and technology. Furthermore, others may independently develop similar products or technology or duplicate or design around any technologies that we have developed.
We also attempt to protect our proprietary information with contractual arrangements and the use of trade secret laws. Our employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to inventions made by them while in our employ. The protection offered by patents or trade secret laws or by these agreements may not be sufficient to protect our intellectual property and existing or future patents could be challenged, invalidated or circumvented. Moreover, the laws of many foreign countries, including China, where most of our contract manufacturers are located, do not protect our intellectual property rights to the same extent as do the laws of the United States.
If critical components that we currently purchase from a small number of suppliers become unavailable, we may incur delays in shipment, which could damage our business.
We depend on a small number of suppliers for certain components critical to the operation of our LED lighting systems. For some of these components, we have only a single qualified supplier. For example, we currently purchase all the ASICs used in our Chromasic products from a single vendor, which manufactures them to our design. ASICs are specialized semiconductor devices that are designed to efficiently perform a particular task that is required by their intended application. For certain types of LEDs used in our lighting systems, we currently have only one qualified vendor. Our LED vendors include established companies such as Cree, Lumileds Lighting and Osram Opto. However, we currently have no contract with any of these vendors that extends beyond 2006. Cree owns approximately 9.6% of our outstanding capital stock. We purchased LEDs from Cree for an aggregate amount of approximately $3.0 million during the first nine months of 2006, approximately $3.5 million during 2005 and approximately $766,000 during 2004. We believe the terms of our purchases from Cree were no less favorable to us than those we could have obtained from an unaffiliated party, and have received no notice from Cree that it will not continue to supply us with LEDs on similar terms in the future.
We depend on our single-source vendors to supply critical components in adequate quantities and consistent quality and at reasonable costs. To qualify an alternate supply of single-sourced components and obtain them in needed quantities would be a time-consuming process, which could take six to nine months or more, and we may not be able to find an adequate alternative source of supply at an acceptable cost.
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
Our gross margins are subject to variability.
The gross profit as a percentage of sales, or gross margin, that we realize from the sale of our products varies from product to product. Many factors can influence the gross margins that we are able to achieve, including:
•	factors that affect the prices we can charge, including the features and performance of the products, the nature of the end user and application, and competitive pressures;

•	factors that affect our cost of revenues, including costs of raw materials and components, manufacturing costs and costs of shipping;

•	factors that affect the quality of our products;

•	in the case of our OEM business, the nature of the market served by our OEM customer and expected volume of its sales of our products; and

•	in the case of our licensing business, the extent to which our technologies are protected by patents, which influences the royalty rates we can obtain.
In addition, gross margin from lighting systems may vary from period to period depending on a number of factors, most notably product mix, changes in material costs, and the timing of larger deals which, on average, tend to have lower gross margins.
We have relied on Color Kinetics Japan, a joint venture in which we hold a 50% equity interest, to distribute our products in Japan, and inadequate performance of this distributor, or our inability to make other satisfactory arrangements for distribution of our products in Japan, could substantially reduce our revenues and adversely affect our results of operations.
Our future performance depends in part on our ability to compete successfully in Japan. Most of our sales to date in Japan have been made through CK Japan, a joint venture in which we hold a 50% equity interest, which is our exclusive distributor in Japan. An unrelated third party, Yamagiwa Corporation, or Yamagiwa, holds the other 50% interest in the joint venture. Revenues derived from sales of lighting systems and OEM products to CK Japan were $4.3 million in 2004, $4.8 million in 2005 and $2.2 million for the first nine months of 2006, and represented 11%, 9% and 5% of our total revenues for those periods, respectively.
Because we do not control the joint venture, its success depends on cooperation with Yamagiwa and Yamagiwa’s own business success, and we cannot ensure that CK Japan will commit the resources or take other actions necessary to execute our sales and marketing strategy in Japan. If CK Japan fails to provide a high quality of service or suffers serious financial difficulty, then our reputation, and that of our products, in Japan and elsewhere in Asia may be harmed. In addition, CK Japan’s competitors may not face the same margin pressure as does CK Japan, which must buy its products from us before reselling.
We have recently begun negotiations with Yamagiwa to dissolve CK Japan by the end of 2006 and instead sell our products directly to one or more distributors in Japan, including Yamagiwa. There can be no assurance that the outcome of these negotiations will be favorable or that any new distribution arrangements we enter into in Japan will be successful. Pending the outcome of these negotiations, our revenues from sales to CK Japan will be difficult to predict, as the joint venture seeks to reduce its inventory of our products.
We face substantial competition in Japan, in particular from Matsushita, a large established company in the general lighting industry with substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of LED lighting systems than we do. We believe Matsushita in particular has undertaken initiatives to develop white light LED technology. Moreover, although we have filed a number of patent applications in Japan, to date we have not been successful in obtaining an issued patent in Japan; thus our competitors are not currently subject to infringement risk.
We depend for a substantial portion of our revenue on sales made by distributors and independent sales representatives, and the failure to manage successfully our relationships with these third parties, or the termination of these relationships, could cause our revenue to decline and harm our business.
We rely in part upon third parties, including our distributors and independent sales representatives, to promote our products, generate demand and sales leads, and obtain orders for our products. In addition, these parties provide technical sales support to our customers. The activities of these third parties are not within our direct control. Our failure to manage our relationships with these third parties effectively could impair the effectiveness of our sales, marketing and support activities. A reduction in the sales efforts, technical capabilities or financial viability of these parties, a misalignment of interest between us and them, or a termination of our relationship with a major distributor or sales representative could have a negative effect on our sales, financial results and ability to support our customers, and we could experience a diversion of substantial time and resources as we seek to identify, contract with and train a replacement.
Our OEM business consumes significant time and resources with no guarantee of revenues; OEM and licensing revenues are generally not subject to our control.
As we seek to increase our revenues from sale of our OEM products, we are exposed to additional risks beyond those we have historically faced in our lighting systems business. The effort to have our technologies designed into an OEM customer’s product typically involves a lengthy sales process and design and engineering review that can consume significant time and resources on our part, with no guarantee of success. Failure to compete successfully with another vendor to have our technologies designed into a customer’s OEM product could foreclose opportunities to obtain revenue from that customer on other projects in the future, as the significant costs associated with qualifying a new supplier may make the OEM customer reluctant to change vendors in order to introduce our technologies. Our receipt of substantial revenue from an OEM customer is dependent on the success of the OEM customer in introducing and marketing commercial products incorporating our technologies, a process over which we have little or no control. Similarly, licensing revenue is dependent on the success of the licensee in introducing and marketing commercial products which license our technologies, a process over which we have no control. It may take several years for an OEM customer to evaluate our technologies and to develop and commence volume shipments of products incorporating our technologies. In some cases, such as where we have granted an OEM customer exclusive rights in a particular field, we seek to obtain minimum purchase commitments from the customer. In general, however, our agreements with our OEM customers do not obligate them to purchase, or obligate us to supply, minimum volumes of products. Our failure to obtain new design wins for our OEM products, or delays or lack of success on the part of our OEM customers in introducing and marketing products incorporating our technologies, could result in our incurring substantial costs with little or no offsetting revenue, which could harm our revenue and profitability.
The loss of the services of any members of our key management team could adversely affect our ability to execute our business strategy and, as a result, adversely affect our sales and profitability.

Our success depends to a significant extent on the continued service of our executive officers, who are William J. Sims, our President and Chief Executive Officer, Ihor A. Lys, our Chief Scientist, Fritz Morgan, our Chief Technology Officer, and David K. Johnson, our Senior Vice President and Chief Financial Officer, on the continued service of other key management and technical personnel, and on our ability to continue to attract, retain and motivate qualified personnel, particularly experienced engineers. The competition for such employees is intense. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.
We may pursue acquisitions and investments in new businesses, products or technologies that involve numerous risks, which could disrupt our business and may harm our financial condition.
To date, we have not made any acquisitions, and we currently have no commitments or agreements to make any acquisitions. In the future, we may make acquisitions of and investments in new businesses, products and technologies, or we may acquire operations that expand our current capabilities. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. As a result of the rapid pace of technological change, we may misgauge the long-term potential of the acquired business or technology, or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.
We may relocate our principal executive offices, which could disrupt our operations and harm our business.
Our lease for our principal executive offices, which are in downtown Boston, expires in August 2007. We are evaluating several alternative locations, including downtown Boston and nearby suburbs. There are a number of risks associated with the relocation of our principal executive offices, including the risks that we will be unable to locate suitable space at an acceptable cost, that we will encounter delays or greater than anticipated costs, that our business may be disrupted and that, if we relocate outside the downtown Boston area, we may experience attrition among our employees who may prefer not to commute to the new location. Any of these factors could adversely affect our business and results of operations.
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
We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. If we decide to accelerate the growth in our operations in response to new market opportunities, acquire other technologies or companies, or if our revenues grow more slowly than we anticipate or we incur unexpected costs, we may need to raise additional capital. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If additional funds become necessary and are not available on terms favorable to us, we may be unable to expand our business or continue to pursue our current business strategy.

We have limited experience conducting operations internationally, which may make overseas expansion more difficult and costly than we expect and adversely affect our revenue growth and profitability.
We are continuing to expand our sales and marketing capabilities to accelerate our penetration of the global market for our technologies and products. As a result, we are exposed to differing laws, regulations and business cultures that may adversely impact our business. We may also be exposed to economic and political instability and international unrest. Although we hope to enter into agreements with OEMs, distributors and other resellers that attempt to minimize these risks, such agreements may not be honored or we may not be able to adequately protect our interests.
In 2005 and the first nine months of 2006, we derived approximately 37% and 33% of our revenues, respectively, from sales to customers outside North America. We intend to expand our international presence in the future. There are many barriers and risks to competing successfully in the international marketplace, including the following:
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we annually evaluate and report on our systems of internal controls and that our independent registered public accounting firm must report on management’s evaluation of those controls. In the future, there may be material weaknesses in our internal controls that would be required to be reported in future Annual Reports on Form 10-K. A negative reaction by the equity markets to the reporting of a material weakness could cause our stock price to decline.
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
Our research and development, sales and marketing and administrative activities are concentrated in our headquarters facility in Boston, Massachusetts. Our manufacturing operations are carried out by contract manufacturers at a small number of plants in or near the port city of Shenzhen in the Guangdong Province of China, and, to a lesser extent, in Mexico. If, for any reason including as a result of natural disaster, political unrest, act of terrorism, war, outbreak of disease or other similar event, any of these facilities should be damaged or destroyed or become inaccessible or inoperable, our ability to conduct business could be adversely affected or interrupted entirely.
The market price of our common stock may be volatile, which could result in substantial losses for investors holding our shares.
The market price of our common stock may be volatile. Since the completion of our initial public offering in June 2004, the sale price of our common stock has ranged from $8.15 to $23.60. Fluctuations in market price and volume are particularly common among securities of technology companies. As a result, you may be unable to sell your shares of common stock at or above the price you paid for it. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:
•	general fluctuations in stock market prices and volume, which are particularly common among highly volatile securities of technology companies like ours;

•	actual or anticipated fluctuations in our quarterly operating results or changes in expectations as to our future financial performance or changes in securities analysts’ estimates of our financial performance;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic partnerships;

•	developments or disputes concerning patents or proprietary rights, including increases or decreases in litigation expense associated with patent lawsuits we have initiated, or in which we are named as defendants;

•	failure to complete significant sales;

•	additions or departures of key personnel; and

•	sales of our stock by our executive officers.
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
Items 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

3.2	Seventh Amended and Restated Certificate of Incorporation of Color Kinetics Incorporated (1)

3.4	Second Amended and Restated By-Laws of Color Kinetics Incorporated (1)

*10.29	Amendment to the Chief Executive Officer Bonus Plan.

31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – William J. Sims.

31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – David K. Johnson

31.3	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the similarly numbered exhibit to our Registration Statement on Form S-1, File No. 333-114386.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2006	COLOR KINETICS INCORPORATED (Registrant)
	By:	/s/ William J. Sims
William J. Sims
Chief Executive Officer

By:	/s/ David K. Johnson
David K. Johnson
Chief Financial Officer