Form 10-K
period 2006-12-31
COLOR KINETICS INC
filed 2007-03-16
CIK 1048611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50798

COLOR KINETICS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3391805 (I.R.S. Employer Identification No.)

10 Milk Street, Suite 1100
Boston, Massachusetts 02108
(Address of principal executive offices)

Telephone Number: (617) 423-9999

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock $.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

As of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock and non-voting stock held by non-affiliates of the registrant was approximately $216,796,210 (all voting).

As of February 28, 2007, there were 21,321,497 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2007 are incorporated by reference into Part III.

COLOR KINETICS INCORPORATED

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

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

We design, sell and market LED lighting systems and related OEM components and license our intellectual property. Our LED lighting systems use semiconductor devices known as light emitting diodes, or LEDs, as the light source. The performance, efficiency and cost of LEDs have been improving rapidly, enabling them to displace traditional light sources, such as incandescent and halogen lamps and neon lighting, in many applications. Using proprietary digital control methods (including our patented Chromacore, Chromasic and Powercore technologies) our intelligent LED lighting systems enable customers to create dramatic lighting effects, provide cost savings and achieve other practical benefits such as color temperature control not attainable with traditional lighting technology. We also provide simplified LED lighting systems, such as dimmable color and white light systems, that do not use our Chromacore or Chromasic technologies, but that use other elements of our proprietary technologies.

Since our founding in September 1997, we have invested substantially in research and development in a number of disciplines related to LED lighting, including thermal and optical engineering, analog and digital circuit design, power conversion, network architectures, control software and user interfaces. As a result of this process of continuous innovation, we have developed a broad range of products, services and technologies and have a patent portfolio with 58 issued patents and approximately 170 patent applications pending at December 31, 2006. We also have an extensive pipeline of new technologies under development. Our patents and patent applications apply to many aspects of LED lighting technology, and also apply to many methods of implementing LED lighting in a wide variety of markets and applications.

We incorporate our proprietary technologies in a wide range of products, including LED lighting modules and fixtures, digital controllers, and software for creating and controlling lighting effects, supported by related hardware and accessories. We offer our products for sale as individual components, or as complete, integrated lighting systems that include all the elements necessary to create and operate LED lighting installations for many types of interior and exterior applications. We sell LED lighting modules incorporating our proprietary technologies to lighting manufacturers and others on an OEM basis, enabling them to bring the benefits of our technologies rapidly to market. We also license our technologies on a royalty-bearing basis.

We draw upon our domain expertise in LEDs, LED binning, electrical, optical, systems, mechanical and thermal engineering, power conversion, LED control, and application software to provide applications engineering, integration and technical support services to assist our customers in specifying, installing and operating our systems.

We currently operate in two principal lines of business:

•	Lighting systems: We offer intelligent LED lighting systems sold under the Color Kinetics brand for installation in lighting projects where their use has typically been specified by a designer or architect. We also sell simplified LED lighting systems for broader categories of the lighting market.

•	OEM and licensing: We offer a standard line of LED lighting modules, custom and basic components and other products that can be incorporated by manufacturers in products sold under their own brands. We also license our technologies. We believe that our proprietary technologies not only provide a competitive advantage in many markets where we compete directly, but also offer increasing opportunities, through our OEM or licensing programs, to reach markets and applications that cannot be served efficiently by our own direct sales force.

To date, we have targeted our sales and marketing primarily in high performance color lighting markets, such as architectural, retail, hospitality, and entertainment lighting. In these markets, our customers value the flexibility, performance and control that our intelligent LED lighting systems offer. As the performance and cost-effectiveness of LEDs, particularly white light LEDs, continue to improve, we believe that LED lighting will increasingly displace traditional lighting technology in applications beyond high performance lighting markets, including the specialty white light market and the large white light general illumination market.

We currently offer two families of white light products: essentialWhite and intelliWhite. Our essentialWhite line of products is a relatively inexpensive offering providing a dimmable white light output at a fixed color temperature using our proprietary technology. Our intelliWhite line of products is a higher-end offering that, in addition to providing dimmability, provides variable color temperature of white light using our proprietary Chromacore and Chromasic technology. To date, we have not derived substantial revenues from sales of our white light products. However, in 2007 we will continue to devote substantial resources to the development of new and enhanced white light products, including adding a new business unit to focus exclusively on the white light specialty and general lighting market. Although we believe these initiatives will increase our 2007 white light product revenues from 2006 levels, we do not expect our 2007 white light product revenues to be a significant portion of our total 2007 revenues. In the long run we believe that as LED manufacturers overcome many of the technical obstacles to improving the initial cost and performance of white light LEDs and as consumers become comfortable with LED lighting systems, they will ultimately value white light LED lighting systems that incorporate many of our core “intelligent control” technologies.

We do not manufacture LEDs. We purchase LEDs and other critical components that are used in our systems from major semiconductor manufacturers, and we outsource the manufacture of our products to contract manufacturers, primarily in Asia. We also have substantial expertise relating to supply chain management and the manufacture of our products, including proprietary manufacturing processes that we license to our suppliers.

Products and Services

We offer a broad range of intelligent LED lighting systems, simplified LED lighting systems, and services that are designed to meet the diverse requirements of our customers. All of our LED lighting systems draw upon, to varying degrees, our intellectual property, including our patents.

Our intelligent products combine the advantages of LEDs as a light source with the power of digital control. Each intelligent lighting device includes a subassembly typically consisting of LEDs mounted on a circuit board with a microprocessor. Our standard color changing products are comprised of red, green and blue LEDs which, using our patented Chromacore technology embedded in the microprocessor, drives the LEDs to provide millions of colors, controlling all aspects of the illumination, including color, brightness and special effects. Many of our newest intelligent products employ our patented Chromasic technology, in which a custom-designed integrated circuit combines power, communication and control in a single silicon chip, enabling a module approximately the size of a pencil eraser and containing as few as four components to generate billions of color combinations. Our Chromasic technology provides significantly increased flexibility in addressing and controlling large numbers of lighting addresses and reduces the cost of complex lighting installations. We believe that the patented digital control technologies that are embedded in our intelligent products enable features, performance and practical benefits that are not available from other vendors. Our IntelliWhite products utilize this same level of control to provide the capability of adjusting both the color temperature and the brightness of the light.

Our color and white simplified LED lighting systems also utilize our domain expertise in LEDs, LED binning, electrical, optical, systems, mechanical and thermal engineering, power conversion, LED control, and application software, and are focused on broader categories of the lighting market that do not require the level of control provided by our intelligent LED lighting products.

Products

We offer two principal product lines: lighting systems and OEM modules. Our lighting systems include all the hardware, software and other components necessary to implement dynamic lighting installations in interior or exterior environments. Our OEM products include a standardized line of LED modules, custom components and other products that can be readily incorporated by other manufacturers in their products, enabling them to rapidly bring to market the benefits of our proprietary technologies. We provide engineering, integration and technical support services to assist our customers in specifying, designing, integrating, installing and operating our systems.

In the last two years, we have introduced a number of next generation products and technologies, as well as enhanced versions of our existing products, providing features and performance designed to address the particular requirements of customers in our target markets. Examples of these recent product innovations include:

•	Powercore: digital power processing supply and drive technologies which enable the power supply to be integrated into the lighting unit, eliminating the need for a separate remote power supply. An installer can now run 100 to 240-volt AC directly to the light fixture, greatly simplifying installation complexity and reducing cost.

•	essentialWhite and intelliWhite: a range of high output white light products based on the latest generation of high brightness white LEDs, including both simplified dimmable lights and intelligent color temperature-controllable lights that use our new Powercore power processing technology, wall washers, linear lights, cove lights, outdoor and underwater fixtures, and MR-format halogen replacement lamps.

•	intelligent color changing “string light” offerings utilizing our Chromasic technology: expanded with the introduction of iColor Flex SLX, a brighter, larger-node version of our popular iColor Flex SL and new eW Flex SLX, an intelligent string light featuring individually addressable white light nodes.

•	advanced Ethernet-based control solutions: provide enhancements to Light System Manager, our sophisticated authoring and playback system, and Video System Manager. Video System Manager employs video-based digital control to produce complex effects and scales to accommodate large lighting installations including thousands of individually controlled LED nodes.

•	new products for the OEM market: include a translator chip, making it easier for OEMs to communicate with a Chromasic chip, a low end control chip, to enable OEMs to provide simple playback control of lighting effects, and an LED driver module, to enable OEMs to more easily connect power drivers to their LED arrays.

•	proprietary design for a system of replaceable ballasts and interchangeable light module: designed for the OEM market (we currently refer to this technology as Lumacore).

Lighting Systems

Our lighting systems, marketed under the Color Kinetics brand, are typically specified by a lighting designer, architect or interior designer, and are purchased by electrical contractors, distributors or project owners for installation. Our lighting systems product line includes lighting devices, digital controllers and software, power and data supplies, peripherals and accessories.

Lighting Devices

We design subassemblies containing varying numbers and types of LEDs in enclosures of different shapes and sizes, to provide lighting devices that offer form factor, brightness, directional characteristics and other attributes that are appropriate for a variety of environments and purposes. We purchase the LEDs we use in our lighting devices from semiconductor manufacturers and combine them with other standard electrical components and enclosures, lenses and other components and subassemblies that are designed specifically for use in our products. Our lighting devices, color changing and white, are available in a range of intensities, physical configurations and price points. Our product line includes the following:

•	indirect color changing cove lights in numerous configurations for alcove, under cabinet and backlighting (iColor Cove MX Powercore, iColor Cove QL, iColor Cove NXT, and iColor Cove EC);

•	direct-view and indirect view color changing linear lights for interior and exterior accents, contours and highlights (iColor Accent, and iColor Accent Powercore);

•	intelligent color changing “string lights” utilizing our Chromasic technology, suitable for interior and exterior illumination of three-dimensional shapes for signage, landscape, alcove and aisle lighting (iColor Flex SL, and iColor Flex SLX);

•	color changing light tiles utilizing our Chromasic technology for recessed or surface mounting to create intricate, dynamic color light displays on interior ceilings, walls, facades or other surfaces (iColor Tile FX, and iColor Module FX);

•	color changing replacement bulbs designed to be compatible with standard bi-pin based fixtures (iColor MRg2);

•	architecturally-styled interior and exterior color changing flood, spot and linear lights for washing walls and other large surface areas (ColorBlast 12, ColorBlast 6, ColorBurst 6, ColorBurst 4, and ColorCast 14);

•	fully submersible color changing and white light spotlights for use in fountains, landscaping, theme parks and marine applications (C-Splash 2 and iW CSplash);

•	high performance color changing “border lights” that provide far-reaching casts of color for theatrical, entertainment, TV studio and architectural applications (ColorBlaze 72, ColorBlaze 48, UV Blast, an ultraviolet version of Color Blast and, most recently, the Blast 12TR, designed for the rental market);

•	intelligent high-brightness white LED fixtures and lamps offering color temperature control and dimming that produce high quality white light and consist of wall-washing, cove accents, and replacement lamps (IntelliWhite iW Blast 12, iW Cast 14, and iW Profile,); and

•	simplified LED lighting systems that may or may not be dimmable (essentialWhite MR and essentialWhite Cove).

Digital Controllers and Software

Control technologies are at the heart of an intelligent LED lighting system. The objective of our digital control technologies is to provide sophisticated control, easy-to-use interfaces and simplified integration. Our products typically support the DMX communication standard widely used to control theatrical lighting and stage equipment. We also provide means to easily integrate with many third-party architectural lighting control systems. Our control systems and authoring software eliminate the need for expensive lighting boards and automate the time-consuming process of manually programming each individual lighting address for each step in the progression of the light show.

We offer controller products suitable for applications ranging from small, simple installations to extremely large and complex installations. Our controller and software offerings include:

•	entry-level controllers that allow the user to easily select pre-programmed lighting effects though the push of a button or a twist of the dial, for installations involving smaller numbers of lighting addresses (IntelliWhite iW Scene Controller, ColorDial, Synchronizer, Multi Synchronizer);

•	mid-level digital storage and playback control devices that accept the download of custom lighting shows and play them back, for installations with up to 340 individual lighting addresses (iPlayer 2 and 3, Controller Keypad, SmartJack 3);

•	authoring software with a graphical user interface that permits end users to design custom lighting shows on a PC, for download to one of our storage and playback devices or playback directly from a PC (ColorPlay); and

•	advanced control systems, consisting of integrated hardware and software modules, which dramatically reduce the effort involved in designing and playing back intricate, large-scale lighting effects. These Ethernet-based systems are scalable, permitting the control of tens of thousands of individual lighting addresses (Light System Manager, Video System Manager).

Power Supplies, Peripherals and Accessories

We supply a range of power supplies, some including integrated Ethernet capabilities to simplify data wiring, designed specifically to provide power and send data from digital controllers to our lighting products. Additionally, we provide data enablers, addressing devices, wiring harnesses, power and data cables, adapters and other specialized components for use in installation of our products. We also sell lighting accessories that are used to direct and control the quality of light, particularly in theatrical or entertainment applications. In addition, numerous companies now offer peripherals and accessories specifically designed to be compatible with our products.

OEM Products

We offer a range of intelligent and simplified LED lighting solutions for sale on an OEM basis, from custom-programmed microprocessors that customers integrate into their own LED lighting system to complete, private label products delivered in the customer’s branded package. Many of the subassemblies and components developed for use in our lighting devices are made available as OEM products. Our OEM offerings include:

•	standardized modules, which we call Digital Light Engines, consisting of LEDs and custom-programmed microprocessors integrated into a single, digitally controlled, light module, available in various sizes, shapes and brightness configurations (Series 100, 200 and 300 DLEs);

•	replacement lamps designed to fit into standard, incandescent light fixtures (iColor MRg2);

•	power data supplies, power data modules and our new LED driver modules (Series 100, 200 and 300 PDSs, PDMs and LDMs);

•	digital controllers, including our newly introduced translator chip and low end control chip, and our authoring software;

•	engineering and support services, which may include technical training, reference designs and/or custom product designs; and

•	components, including custom-programmed microprocessors and LEDs.

OEM customers have incorporated our Digital Light Engines and other OEM products in applications in a variety of industries, including architectural and entertainment lighting, automotive aftermarket, pool and spa, aerospace and gaming. The purchase of a Digital Light Engine or other OEM product may include a license to use any of our applicable patents. In most cases, our OEM customers market their products under their own brands. To promote awareness of our proprietary LED lighting technologies and our brand, our agreements with OEM customers generally require that products that contain our OEM lighting modules, and products including our licensed technologies, be identified as licensed by Color Kinetics.

Services

We provide a range of professional services to assist our customers in specifying, designing, installing, and operating our lighting systems. We provide assistance in the specification of appropriate products, on-site supervision services to ensure that the system is properly installed, and operational and programming services using our authoring software tools to create customized light shows, typically at the customer’s expense. When customers request that we develop specific modifications to our products in response to their specific requirements, we perform these non-recurring engineering services, typically at the customer’s expense. To assist our customers in successfully integrating our technologies in their products, we offer technical support that includes extensive technical documentation, tutorials, software downloads, development tools, and telephone hotline support. We also provide detailed reference information covering thermal, power, optics, regulatory and other considerations affecting the integration of our OEM products, as well as guidance concerning the use of our authoring products and standard DMX and other control techniques.

To date, services have not accounted for a significant portion of our total revenues.

Markets and Applications

We believe certain key attributes are sought by most customers in all the markets we serve. These include:

•	Flexibility: Lighting and design professionals seek flexibility in designing, locating and installing lighting displays in a variety of interior and exterior environments and on scales ranging from the intimate to the monumental. Control schemes from basic to highly sophisticated add the dimension of dynamic capabilities.

•	Performance and quality: Users in these markets require systems that are capable of providing light of varying intensity in a full range of saturated colors that are accurate and consistent over time, and also are robust, reliable, low maintenance and energy-efficient.

Lighting Systems Markets and Applications

The markets for our lighting systems include the traditional markets for color-changing lighting such as theatre and entertainment venues. However, applications for this technology exist in many additional markets including retail, hospitality, architectural, and high end residential. Our lighting systems have been installed in thousands of end-user sites worldwide, in applications such as the following:

•	Commercial and civic architecture: Our lighting systems are used to differentiate and accentuate architectural elements in a wide variety of theatres, concert halls, corporate offices, public spaces, bridges, monuments, fountains, government facilities, churches, schools, universities, and hospitals.

•	Hospitality: Hotels, casinos, cruise ships, restaurants, bars, and nightclubs add entertainment elements to their properties to attract and retain patrons. Dynamic lighting is an effective tool because much of this industry’s business comes alive in the evening hours. Many hospitality venues have low ambient light requirements, making them a good fit for LED lighting systems’ output levels.

•	Retail and merchandising: Retailers competing for customer attention add entertainment value to the shopping experience by using dynamic lighting in their overall store design, in visual merchandising programs, and in store window displays. With recent developments in white light technology, we now provide solutions for the entire store, including merchandise lighting, decorative accent lighting, outdoor signage and display cases. Specifically in the area of merchandise lighting, our line of intelliWhite products offer color temperature control which enables customers to calibrate color quality to optimize the way merchandise is illuminated, improving the presentation of the merchandise and helping to stimulate purchases.

•	Entertainment, events, concerts and theatrical production: Theatres, concert halls, amusement parks, themed environments, and producers of live performances and events make extensive use of dramatic theatrical lighting and appreciate the enhanced capability lighting adds to set design, stage lighting and themed displays. The durability, longer source life and absence of gels or filters in LED lighting systems give them practical and economic advantages over typically large, cumbersome and fragile conventional lighting equipment. Low resolution video display capabilities in our systems have become a mainstay in touring concert productions.

•	TV production: Studio-based television news programs, game shows and talk shows use dynamic lighting to add excitement, glamour and identity to show set designs and fill lighting. Our lighting systems also emit relatively little radiated heat, which allows for their use in tight spaces or within set elements, near performers, and in other areas where conventional light sources are impractical.

•	Electronic signage and corporate identity: Signage and point of purchase designers and fabricators use dynamic lighting in projects such as backlit and uplit displays, glass signs, interior or exterior signs, and channel letters. Many venues seek to distinguish their presence with powerful exterior signage displays.

•	Residential architecture: Specialty and accent lighting are used in residential projects for applications such as cove, cabinet, under counter and landscape lighting and home theatres. The intelliWhite line of products in particular have strong practical benefits for these accent applications.

•	Exhibits, display, and museums: Dynamic lighting is used in trade show booths and museum displays to highlight featured areas or to add impact and entertainment value to the overall display. IntelliWhite products optimize displays through color temperature control and protect exhibit space through the absence of UV or heat emitted from the source.

OEM and Licensing Markets and Applications

We establish OEM relationships with companies that we believe offer high quality products, have strong product development and distribution capabilities and can rapidly bring to market the benefits of our proprietary technologies in markets that may or may not be otherwise served by our lighting systems products. Whenever possible, we seek to require that customers’ OEM products interoperate with our control systems, consistent with our objective of establishing our control systems as the industry standard for intelligent lighting systems.

We make our patents and technologies available for license in all the markets where our intellectual property portfolio provides coverage. In our licensing efforts, we negotiate royalty rates that reflect the value of our technologies to licensees and their product lines. Other factors that influence royalty rates include the competitive conditions within the relevant market, committed minimum royalties, fixture prices, the market position of the partner, and other factors. In general, we do not enter into exclusive long-term OEM agreements or licenses except where we believe that a single company has a dominant position in a vertical market.

A partial list of the market segments addressed by our current OEM and licensing customers is as follows:

•	Architectural lighting

•	Entertainment lighting

•	Pool and spa

•	Consumer products

•	Aerospace

•	Digital entertainment and gaming

•	Toys and children’s entertainment

We are exploring opportunities in additional vertical markets in which we believe our technologies could provide significant value.

Intellectual Property Strategy and Technology

Our intellectual property strategy has three elements. We employ a market-driven intellectual property strategy, intended to establish a strong patent position in each of three areas: the color architectural lighting market; other specialty markets for color lighting applications; and the general white light market. We also employ a technology-driven intellectual property strategy, focused on obtaining patents that cover our innovations at all levels, ranging from core technologies and products to high-level control systems, complete lighting systems, applications and methods of use. We also patent our product innovations, including design patents, to protect particular features of our products.

Our intellectual property strategy is directed by a cross-functional team that includes key technical personnel, members of senior management, and both inside and outside patent counsel. Since our inception, we have sought to build a patent portfolio that will protect our core business and provide high-value licensing potential. In addition to filing short, narrow patent applications on core technologies and products, we have also generally filed extensive patent applications, disclosing many different technologies and market applications in each filing, including not only our own implementations, but also identifiable alternatives and design-around solutions. At December 31, 2006, we had 58 issued patents and approximately 170 pending patent applications, including foreign applications in many jurisdictions.

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

Market-Driven Intellectual Property Strategy

In addition to obtaining patents directed to fundamental technologies used in our products, we also seek patent protection for methods of using our technologies in specific markets and applications. For example, in the architectural lighting market, we have patents that are directed to various architectural lighting fixture types, lamps, bulbs, and circuit boards designed to work with architectural lighting fixtures and methods to make LED lighting systems compatible with traditional lighting fixtures and wiring. Other vertical markets to which we have directed patents and patent applications include pools and spas, transportation environments, automotive lighting and a number of other markets in which we already have, or are pursuing, OEM and licensing relationships.

White Light Technologies

Many of our patents and patent filings are directed to fundamental technologies that are specifically designed and implemented for the white light general illumination market, including both the specialty and commodity white light markets. Moreover, a number of our patents that apply to color LED lighting in the architectural lighting market and the specialty lighting markets also apply to the white light market, as white light color temperature control is one implementation of general color control. In addition to those relating to white light color temperature control systems, we have patents and patent filings covering, among other things, placing LED lighting systems on dimmer circuits and systems for retrofitting LED lighting systems into traditional lighting fixtures and sockets. We also have issued patents that are addressed specifically to white-light products and technology.

Sales and Marketing

We sell our lighting systems through our direct sales force and through distributors and manufacturer’s representatives in North America, Asia, Europe, Latin America and the Middle East. Outside North America, value added resellers (VARs) can function as both manufacturer’s representatives and distributors. In a typical lighting systems sale, our direct sales force, in cooperation with a distributor, dealer, manufacturer’s representative or VAR, works with a lighting designer, architect or other specifier to have our system “designed in” to a particular project. Typically, this is followed by a bid process in which pricing and other terms are negotiated with the project owner or owner’s representative. When the project has reached the appropriate stage, our product is shipped, typically to a distributor, which purchases the system from us and, in turn, sells it to the project owner or its electrical contractor for installation.

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

At December 31, 2006, our total sales force consisted of 47 sales and sales support professionals. This represents an increase of 18% from December 31, 2005. These include direct sales, OEM sales and inside sales representatives, sales managers, and sales support personnel, located at our headquarters in Boston, Massachusetts, and throughout North America, the United Kingdom, Germany, Hong Kong, China, and Malaysia.

The sales channel for our LED lighting systems varies by application. In North America, we typically use manufacturer’s representatives who call on lighting designers, architects and other specifiers to educate them about the capabilities of our systems, promote the use of our products in particular projects, and assist in the design and implementation phases of the project. We serve the entertainment sector through dealers who have expertise in the specialized requirements of theatrical, event or television studio environments, and who provide system integration and equipment rental services to the industry. Other customers, such as national retailers with multiple locations, are served directly by our sales force.

Our indirect distribution network consists of dealers, distributors, and VARs, who stock our products and provide integration services in local markets worldwide. In North America, we refer smaller orders (generally those having a value less than $10,000), as well as orders for specifically defined regions of the Canadian marketplace, to our independent distributor, Color Kinetics Distribution, Inc. (CKDI), for fulfillment.

We have developed strong relationships with prominent lighting designers, interior designers, architects and other professionals who design and oversee the installation of advanced lighting systems and influence the opinions and practices of others in the lighting industry. Our relationships with these specifiers, influencers and industry participants enable us to educate the marketplace as to the benefits of our LED lighting systems. They also give us early notice of industry trends and assist us in developing and bringing to market products that are responsive to the evolving needs of the marketplace. In the OEM market, we have entered into relationships with manufacturers of lighting equipment and other products who we believe can offer both significant expertise and broad distribution capabilities in selected target markets.

Our marketing strategy comprises a number of programs and activities designed to increase broader awareness of our leadership and LED lighting in general. These programs include hosting and conducting a wide variety of educational seminars, distributing product samples for demonstration and creating often elaborate system mock-ups, and promoting an extensive portfolio of reference installations and case studies that showcase the use of our products by well-known architects and designers in prominent applications worldwide. In addition, we manage a marketing communication program consisting of trade shows, seminars, print advertising, direct marketing, collateral, and interactive media. These programs are targeted to our key market demographics, including lighting designers, architects, theatre professionals, building owners, retail designers, project specifiers and others involved in lighting placement and interior design. Programs such as these enable us to package our product and message for specific markets like retail and entertainment as well as to leverage our internal infrastructure to support our global expansion. We also maintain a public/media relations program, which includes active media outreach to gain editorial coverage in appropriate trade and business publications, monthly newsletters to key stakeholders, award submissions, executive speaking placements, and customer case studies for promotional and sales support purposes.

We are active in LED lighting initiatives in industry organizations such as the National Electrical Manufacturers Association, Illumination Engineering Society, Entertainment Services and Technology Association, Professional Lighting and Sound Association, and the Next Generation Lighting Industry Alliance. Our participation in efforts to create standards in the LED lighting field helps promote the wider use of LED lighting as well as highlighting our standing as a leader in the field. We participate actively in industry events and trade shows and our executives frequently speak at conferences and seminars on topics related to LED lighting.

Research and Development

Our products require the sophisticated integration of electronics, mechanical engineering, optics, thermal management, integrated circuit design, software and network communications technologies. Our scientists and engineers design LED lighting modules, lighting devices, power sub-systems, digital controllers, application-

specific integrated circuits, microprocessor firmware, applications software and network communications software, among other things.

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

We perform research and development at our facility in Boston and engineering support at our facility in Shenzhen, China. Our research and development expenditures were $7.1 million in 2006, $4.6 million in 2005, and $3.5 million in 2004. As a percentage of total revenues, research and development expenses were 11% for 2006 and remained constant at 9% for each of 2005 and 2004.

Manufacturing, Distribution and Quality

We use contract manufacturers, primarily in China, to manufacture our products. We are also in the early stages of establishing a contract manufacturer in Mexico. These contract manufacturers supply all necessary labor and raw materials, other than LEDs and certain other key components. Recognizing the importance of managing our supply relationships through the use of on-site personnel, in early 2003 we opened an office in Shenzhen, China. This office is staffed by engineering, supply chain, and quality support personnel, who are able to communicate on a daily basis with our contract manufacturers. We also maintain an inventory of LEDs and other critical components, such as the application-specific integrated circuits, or ASICs, used in our Chromasic technology, as well as finished goods at a warehouse in Shenzhen that is operated by a third party. This close communication with our contract manufacturers and local staging of critical components helps us to maintain quality, tightly monitor our supply chain and accelerate our product development cycles.

We employ rigorous quality control procedures for manufacturability and design, conducting failure mode effect analysis during product design and conducting testing and acceptance of products at the contract manufacturers, including testing and burn-in of all LED lighting components to ensure proper function before shipment.

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

We also outsource the order fulfillment function for our products. Large orders are fulfilled through supply chain fulfillment centers in China, Europe and the United States that are operated by a third party or by shipment direct from the contract manufacturer.

Certification and Compliance

We have developed a core competency in certification and listing processes for LED lighting systems. We believe we were the first to provide Underwriters Laboratories or UL-listed and UL-classified products for intelligent LED lighting. Where appropriate in jurisdictions outside the United States, we obtain other similar national or regional certifications for our products, such as Conformité Européenne (CE) in Europe and Product Safety Electrical (PSE) in Japan. Our broad knowledge and experience with electrical codes and safety standards has facilitated installation of our products, even in municipalities with strict codes. Since existing codes and standards were not created with LED lighting systems in mind, we have worked closely with organizations that oversee codes and standards that are germane to LED lighting systems. We believe that certification and compliance issues are critical to adoption by customers. Substantially all of our products comply with the European Union’s Restrictions on Hazardous Substances, or RoHS, Directive.

Competition

Our intelligent and simplified LED lighting systems and OEM components compete with lighting products utilizing traditional lighting technology provided by many vendors. In the high performance color lighting markets in which we have primarily competed to date, competition has largely been fragmented among a number of small manufacturers of LED systems. However, we are increasingly experiencing, in particular in Europe and Asia, competition from larger, more established companies in the general lighting industry.

Moreover, in the white light market, particularly as we introduce white light products for use in general lighting applications such as retrofit lamps for standard fixtures, we expect to encounter competition from an even greater number of companies, especially the large, established companies in the general lighting industry such as General Electric, Matsushita, Osram Sylvania and Philips Lighting, each of which has, we believe, undertaken initiatives to develop white light LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of LED lighting systems than we do. We may also face competition from traditional lighting fixture companies, such as Genlyte Group, Lithonia Lighting, Hubbell Lighting, and Cooper Lighting.

In each of our markets, we also anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us by introducing more complete systems that might not infringe our patents.

Employees

At December 31, 2006, we had 137 full-time employees, including 58 in sales, marketing and licensing, 54 in research and development and product related support service, including product management, engineering, supply chain management and quality and 25 in general and administrative functions. Of these, 110 were employed at our headquarters in Boston, Massachusetts and elsewhere in the United States, and the remainder were employed in the United Kingdom, Canada, Germany, Hong Kong, China, and Malaysia. From time to time, we also employ independent contractors and temporary employees to support our general and administrative functions, engineering and supply chain management. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers:

Name	Age	Title

William J. Sims	47	President and Chief Executive Officer
David K. Johnson	46	Senior Vice President and Chief Financial Officer
Jeffrey A. Cassis	53	Senior Vice President and Chief Operating Officer
Ihor A. Lys, Ph.D.	37	Chief Scientist
Frederick M. Morgan	35	Chief Technology Officer

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

David K. Johnson has served as our as our Senior Vice President and Chief Financial Officer since July 2005. From April 2004 until July 2005, Mr. Johnson served as our Chief Financial Officer and Treasurer. From 1998 until April 2004, Mr. Johnson served as our Vice President, Finance. From 1993 to 1997, Mr. Johnson served as Corporate Controller and Chief Financial Officer at Aimtech Corporation. From 1992 to 1993, Mr. Johnson served as Corporate Controller at New Media Graphics. Mr. Johnson earned a B.A. in economics from the College of the Holy Cross and an M.S. in accounting from Northeastern University.

Jeffrey A. Cassis has served as our Senior Vice President and Chief Operating Officer since November 2006. Mr. Cassis was President and Chief Executive Officer of Millenial Net, a developer of low power mesh networking technology from September 2005 until it was acquired in August 2006 by PHC Holding GmbH. From September 1998 until September 2005, Mr. Cassis was employed in various capacities at Brooks Automation, a provider of hardware and software products and services for semiconductor manufacturing, most recently as Senior Vice President Sales and Service and Japan President and Senior Vice President and General Manager, End User Hardware and Software Division. Mr. Cassis earned a B.S. in Pre-Med from the University of Connecticut, an MBA from Boston College, and an MS in Environmental Engineering and Environmental Science from Yale University.

Ihor A. Lys, Ph.D. co-founded Color Kinetics in 1997 and has served as our Chief Scientist since April 2006. From September 1997 to April 2006, Mr. Lys served as our Chief Technology Officer. Mr. Lys served as a member of our board of directors from 1997 to 2002 and as our Secretary from 1997 to April 2004. Mr. Lys has been instrumental in the development of our patented Chromacore and Chromasic technology. Mr. Lys is named as an inventor on thirty-three U.S. and international patents relating to our technology. Mr. Lys founded and from 1991 to 1996 was the Chief Executive Officer of LYS Software, in which capacity he developed and marketed TOFWARE, a mass spectrometry data acquisition software. Mr. Lys earned a B.S., an M.S. and a Ph.D. in electrical and computer engineering from Carnegie Mellon University.

Frederick M. Morgan has served as our Chief Technology Officer since April 2006. From 2001 to April 2006, Mr. Morgan served as our Vice President, Engineering. From 2000 to 2001, Mr. Morgan served as our Director of Engineering. From 1998 to 2000, Mr. Morgan served as our Engineering Project Manager. Mr. Morgan is named as an inventor on fifteen U.S. patents relating to our technology. Mr. Morgan earned a B.S. in physics from Clark University and an M.S. in electrical and computer engineering from Carnegie Mellon University.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.colorkinetics.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The information posted on or linked to our web site is not incorporated into this Annual Report.

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

Our long-term business strategy includes penetration of the general lighting market with our white light LED lighting products. Substantial demand may not develop for the use of LED lighting in the general lighting market. Obstacles to adoption of LED lighting in the general lighting market include the high initial cost of high brightness white LEDs and the need for further advances in brightness, color characteristics, efficiency and the predicted life of the LEDs before they require replacement. Failure of LED manufacturers to introduce on a timely basis high brightness white light LEDs having satisfactory performance, quality and cost characteristics could delay the further development and enhancement of our white light products, or reduce the attractiveness to potential customers of our white light products incorporating white light LEDs.

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

We do not expect revenues from our white light products to contribute significantly to our total 2007 revenues. We have devoted, and intend to continue to devote, substantial resources to the development of white light products and technologies suitable for use in the general lighting market. If demand for these products and technologies in the general lighting market does not develop and we do not receive revenue to offset these expenditures, our profitability would be harmed and our ability to carry out our long-term business strategy would be adversely affected.

Because we have a limited history of profitable operations and typically do not have a substantial backlog, it is difficult to evaluate the likelihood that we will maintain profitability in any future period.

We recorded net income of $2.4 million in 2004, $4.3 million in 2005 and $3.2 million in 2006. However, prior to 2004 we had never achieved profitability on an annual basis, and our limited operating history makes an evaluation of our future prospects difficult. Since inception, we have incurred significant net losses. As of December 31, 2006, we had an accumulated deficit of $26.4 million. We expect our research and development, sales and marketing, litigation, and general and administrative expenses to increase. Unless our revenues increase commensurately, we will not be able to continue to operate profitably. If we do not achieve sufficient growth in our revenues or sustain profitability in the future, our stock price may be adversely affected.

Many of our expenses are relatively fixed and cannot rapidly be reduced if we experience an unexpected shortfall in our revenue in any quarter. Forecasting our revenues is difficult, as we generally do not enter into agreements with our customers obligating them to purchase our LED lighting products; instead, our business is characterized by short-term purchase orders and shipment schedules and we generally permit orders to be canceled or rescheduled without significant penalty. In addition, due to the absence of long-term volume purchase agreements, we forecast our revenues and plan our production and inventory levels based upon our OEM customers, manufacturers’ representatives and distributors’ demand forecasts, which are highly unpredictable and can fluctuate substantially. If our OEM customers, manufacturers’ representatives or distributors fail to accurately forecast the demand for our products, or fail to accurately forecast the timing of such demand, or are unable to consistently achieve acceptable purchase order terms with their customers, we might not meet our forecasts, or those of investors or analysts, for a particular quarter which could cause our stock price to fall.

Our products could contain defects or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.

Despite testing by our customers, and by us, errors have been found and may be found in the future in our existing or future products. This could result in, among other things, a delay in the recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects could cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationship with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our LED lighting products and would likely harm our business. Some of our products use line voltages of 100 or 240 volts, or are designed for installation in environments such as swimming pools and spas, which involve enhanced risk of electrical shock, injury or death in the event of a short circuit or other malfunction. Defects, integration issues or other performance problems in our LED lighting products could result in personal injury or financial or other damages to our customers or could damage market acceptance of our products. We have only recently begun to translate installation instructions into certain foreign languages; this lack of translation may contribute to integration and operation errors, and may result in serious injury or death. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

If the companies to which we outsource the manufacture of our products fail to meet our requirements for quality, quantity and timeliness, our revenues and reputation in the marketplace could be harmed.

We outsource the manufacture of our LED lighting systems, and do not own or operate a manufacturing facility. We currently depend on a small number of contract manufacturers to manufacture our products at plants in various locations, primarily in China. These manufacturers supply all necessary raw materials (other than certain critical components such as LEDs and ASICs, which we procure directly), and provide all necessary facilities and labor to manufacture our products. If these companies were to terminate their arrangements with us without adequate notice, or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture and ship our LED lighting products until replacement manufacturing services could be obtained. To mitigate these risks, we have qualified multiple contract manufacturers to produce our products. However, to qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process, which can take as long as six to nine months. If it became necessary to do so, we may not be able to establish alternative manufacturing relationships on acceptable terms.

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

We face substantial competition, and our failure to compete effectively could harm our business and our prospects for future success.

Our intelligent and simplified LED lighting systems and OEM components compete with lighting products utilizing traditional lighting technology provided by many vendors. Additionally, in the high performance color lighting markets in which we have primarily competed to date, competition has largely been fragmented among a number of small manufacturers of LED systems. However, we are increasingly experiencing, in particular in Europe and Asia, competition from larger, more established companies in the general lighting industry.

Moreover, in the white light market, particularly as we introduce white light products for use in general lighting applications, such as retrofit lamps for standard fixtures, we expect to encounter competition from an even greater number of companies, especially the large, established companies in the general lighting industry such as General Electric, Matsushita, Osram Sylvania and Philips Lighting, each of which has, we believe, undertaken initiatives to develop white light LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of LED lighting systems than we do. We may also face competition from traditional lighting fixture companies, such as Genlyte Group, Lithonia Lighting, Hubbell Lighting, and Cooper Lighting.

In each of our markets, we also anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us by introducing more complete systems that might not infringe our patents.

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

In addition to being subject to claims by third parties that we infringe their proprietary rights, we have in the past asserted, and may in the future assert, our intellectual property rights by instituting legal proceedings against others. We are currently the plaintiff in two patent infringement lawsuits, both against TIR. We may not be successful in enforcing our patents in those or any other lawsuits we may commence. Defendants in any litigation we commence to enforce our patents may attempt to establish that our patents are invalid or are unenforceable, as the defendant in our current patent infringement lawsuits is seeking to do. Thus, any patent litigation we commence could lead to a determination that one or more of our patents are invalid or unenforceable. If a third party succeeds in invalidating one or more of our patents, that party and others could compete more effectively against us. Our ability to derive OEM and licensing revenues from products or technologies covered by the invalidated patent could also be adversely affected.

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. At December 31, 2006, we had 58 issued patents. These patents will begin to expire on various dates beginning in 2017. In addition, we have approximately 170 pending patent applications. Because the patent position of technology companies involves complex legal, scientific, and factual questions, the issuance, scope, validity and enforceability of our patents cannot be predicted with certainty. Our issued patents may be invalidated or their enforceability challenged, they may be designed around, and they may not provide us with competitive advantages against others with similar products and technology. Furthermore, others may independently develop similar products or technology or duplicate or design around any technologies that we have developed.

Although we have filed a number of patent applications in Japan, to date we have not been successful in obtaining an issued patent in Japan; thus our competitors there are not currently subject to infringement risk to the same degree competitors in countries where we have obtained patent protection.

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

We depend on a small number of suppliers for certain components critical to the operation of our LED lighting systems. For some of these components, we have only a single qualified supplier. For example, we currently purchase all the ASICs used in our Chromasic products from a single vendor, which manufactures them to our design. ASICs are specialized semiconductor devices that are designed to efficiently perform a particular task that is required by their intended application. For certain types of LEDs used in our lighting systems, we currently have only one qualified vendor. Our LED vendors include established companies such as Cree, Lumileds Lighting and Osram Opto. However, we currently have no contract with any of these vendors. Until December 2006, Cree owned more than 5% of our outstanding capital stock. During 2006, 2005 and 2004, while Cree owned more than 5% of our stock, we purchased LEDs from Cree for an aggregate amount of approximately $4.0 million, $3.5 million and $766,000, respectively. We believe the terms of our purchases from Cree were no less favorable to us than those we could have obtained from an unaffiliated party. We have received no notice from any of our LED vendors that it will not continue to supply us with LEDs at competitive pricing in the future.

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

We believe that certification and compliance issues are critical to adoption of LED lighting systems, and failure to obtain such certification or compliance would harm our business.

We are required to comply with various legal directives governing the materials of our products. Although we are not aware of an effort to amend any existing legal directive or implement a new legal directive in any event in a manner with which we cannot comply, our revenues might be materially harmed if such an amendment or implementation were to occur.

Moreover, although not legally required to do so, we strive to obtain certification for substantially all our products. In the United States, we seek, and to date have obtained, certification of substantially all of our products from Underwriters Laboratories (UL) and in Europe we seek, and to date have obtained, certification of substantially all of our products from Conformité Européenne (CE). Where appropriate in jurisdictions outside the United States and Europe, we seek to obtain other similar national or regional certifications for our products, such as Canadian Underwriters Laboratories (CUL) in Canada and Product Safety Electrical (PSE) in Japan. Although we believe that our broad knowledge and experience with electrical codes and safety standards has facilitated certification approvals, we cannot ensure that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, that we will be able to maintain any such certifications for our existing products, especially since existing codes and standards were not created with LED lighting systems in mind. Moreover, although we are not aware of an effort to amend any existing certification standard or implement a new certification standard in any event so that we cannot maintain certification for our existing products or obtain certification for new products, our revenues might be materially harmed if such an amendment or implementation were to occur.

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

As we seek to increase our revenues from sale of our OEM products, we are exposed to additional risks beyond those we have historically faced in our lighting systems business. The effort to have our technologies designed into an OEM customer’s product typically involves a lengthy sales process and design and engineering review that can consume significant time and resources on our part, with no guarantee of generating significant revenues. Failure to compete successfully with another vendor to have our technologies designed into a customer’s OEM product could foreclose opportunities to obtain revenue from that customer on other projects in the future, as the significant costs associated with qualifying a new supplier may make the OEM customer reluctant to change vendors in order to introduce our technologies. Our receipt of substantial revenue from an OEM customer is dependent on the success of the OEM customer in introducing and marketing commercial products incorporating our technologies, a process over which we have little or no control. Similarly, licensing revenue is dependent on the success of the licensee in introducing and marketing commercial products which license our technologies, a process over which we have no control. It may take several years for an OEM customer to evaluate our technologies and to develop and commence volume shipments of products incorporating our technologies. In some cases, such as where we have granted an OEM customer exclusive rights in a particular field, we seek to obtain minimum purchase commitments from the customer. In general, however, our agreements with our OEM customers do not obligate them to purchase, or obligate us to supply, minimum volumes of products. Our failure to obtain new design wins for our OEM products, or delays or lack of success on the part of our OEM customers in introducing and marketing products incorporating our technologies, could result in our incurring substantial costs with little or no offsetting revenue, which could harm our revenue and profitability.

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

In 2006 we derived approximately 34% of our revenues from sales to customers outside the United States and Canada. We intend to expand our international presence in the future. There are many barriers and risks to competing successfully in the international marketplace, including the following:

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

Our success depends to a significant extent on the continued service of our executive officers, who are William J. Sims, our President and Chief Executive Officer, David K. Johnson, our Senior Vice President and Chief Financial Officer, Jeffrey A. Cassis, our Senior Vice President and Chief Operating Officer, Ihor A. Lys, our Chief Scientist, and Frederick M. Morgan, our Chief Technology Officer, and on the continued service of other key management and technical personnel, and on our ability to continue to attract, retain and motivate qualified personnel, particularly experienced engineers. The competition for such employees is intense. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

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

We are relocating our principal executive offices, which could disrupt our operations and harm our business.

Our lease for our principal executive offices, which are in downtown Boston, expires in August 2007. In January 2007, we entered into a lease agreement to lease approximately 51,000 square feet pursuant to a ten year lease commencing September 1, 2007 in Burlington, Massachusetts. There are a number of risks associated with the relocation of our principal executive offices, including the risks that we may encounter completion delays or greater than anticipated completion costs, that our business may be disrupted, and that we may experience attrition among our employees who may prefer not to commute to the new location. Any of these factors could adversely affect our business and results of operations.

If we are unable to manage our growth effectively, our future growth, profitability and liquidity could be adversely affected.

We anticipate significant growth in our business. Our anticipated growth is expected to place significant strain on our limited research and development, sales and marketing, operational and administrative resources. To manage any future growth, we must continue to improve our operational and financial systems and expand, train and manage our employee base. For example, we must implement new modules of our management information system, hire and train new sales representatives and expand our supply chain management and quality control operations. If we are unable to manage our growth effectively, our prospects for additional future growth may be limited, we may be unable to operate profitably and we may not be able to effectively pursue our business plan.

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

Our headquarters are currently located in Boston, Massachusetts, where we lease approximately 54,000 square feet under a lease expiring in August 2007, with a five-year renewal option. We occupy approximately 34,000 square feet of this space, and sublease the balance of this space to an unrelated party under a sublease expiring in August 2007.

We entered into a lease agreement on January 8, 2007 to lease approximately 51,000 square feet pursuant to a ten year lease commencing September 1, 2007 in Burlington, Massachusetts. The lease has two five-year renewal options.

We also lease approximately 5,000 square feet of office space in New York, New York under a lease that expires January 31, 2014. This space will be used both as a showroom for our products and as offices. In addition, we lease approximately 3,000 square feet of office space in Shenzhen, China under a lease that expires July 31, 2007. This space is used by manufacturing, supply chain management and quality control personnel.

Item 3.	Legal Proceedings

Super Vision International, Inc.

On December 4, 2006, we entered into a settlement and license agreement with Super Vision International, Inc. (Super Vision) ending all pending litigation between the two companies. Super Vision will pay us $825,000 in equal installments over twelve months commencing January 2007 as settlement for all past claims we had against Super Vision, including the amounts awarded to us by the U.S. District Court for the District of Massachusetts, as well as future royalties on the manufacture and sale of Super Vision’s LED-based lighting products. Furthermore, Super Vision dropped its pending claim of infringement against us with respect to U.S. patent 4,962,687 in the U.S. District Court for the Eastern District of Texas, and granted us a royalty free license to that patent.

TIR Systems, Ltd.

In December 2003, we filed a lawsuit against TIR Systems Ltd. (TIR), a Canadian corporation, in the United States District Court for the District of Massachusetts. In this litigation, we allege that certain products of TIR infringe three of our patents. Our complaint was later amended to add a fourth patent. TIR has filed counterclaims seeking declarations that its products do not infringe and that the patents are invalid. We believe that these claims by TIR are without merit. We have since added four more patents to the suit and added breach of contract and theft of trade secret claims to our complaint.

In January 2006, we filed a lawsuit against TIR in the Federal Court of Canada. In this litigation, we allege that several TIR Destiny products and TIR’s LEXEL technology infringe our Canadian patent. TIR has filed counterclaims seeking declarations that its products do not infringe and that the patent is invalid. We believe that these claims by TIR are without merit.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth, for the periods indicated, the range of high and low trade prices for our common stock. Our common stock trades on the NASDAQ Stock Market LLC under the symbol CLRK.

Year Ended December 31, 2006	High	Low

First Quarter	$22.87	$14.34
Second Quarter	23.60	14.05
Third Quarter	19.98	15.20
Fourth Quarter	21.74	17.12

Year Ended December 31, 2005	High	Low

First Quarter	$18.05	$9.76
Second Quarter	13.54	9.00
Third Quarter	17.33	10.25
Fourth Quarter	17.20	11.84

As of February 28, 2007, our common stock was held by approximately 79 stockholders of record. We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our stockholders in the near future.

Information related to securities authorized for issuance under equity compensation plans is set forth under Item 12 of this Annual Report on Form 10-K.

COMPARISON OF 30 MONTH CUMULATIVE TOTAL RETURN*
Among Color Kinetics, Inc., The NASDAQ Composite Index
And The RDG Technology Composite Index

*	$100 invested on 6/22/04 in stock or on 5/31/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following table sets forth selected financial data of our business for the last five years (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004	2003	2002

Statement of operations data:
Revenues	$65,424	$52,907	$40,150	$28,849	$20,166
Income (loss) from operations(1)	399	2,485	1,531	(777)	(7,674)
Basic earnings (loss) per share	0.17	0.24	0.22	(0.26)	(2.71)
Diluted earnings (loss) per share	0.16	0.22	0.14	(0.26)	(2.71)
Balance sheet data:
Cash and equivalents and investments	99,982	57,169	55,220	5,686	7,689
Total assets	124,489	76,739	70,207	18,117	18,631
Long-term obligations	—	243	628	1,034	1,411
Redeemable convertible preferred stock(2)	—	—	—	47,999	47,999
Stockholders’ equity (deficiency)	114,043	69,502	63,017	(35,920)	(35,286)

(1)	Our income from operations in 2006 reflected $2.4 million of stock-based compensation expense as a result of our adoption of Statement of Financial Accounting Standards No. 123(R) on January 1, 2006. In 2006, stock-based compensation expense decreased basic and diluted earnings per share by $0.13 and $0.12, respectively.

(2)	All shares of redeemable convertible preferred stock were converted to common stock upon closing of our initial public offering in June 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Our Revenues, Costs and Expenses

Our lighting systems revenues include amounts from the sale of our LED lighting systems as well as any fees from our customers for applications engineering, integration or technical support services we provide to assist them in specifying, designing, installing and operating our systems.

Our OEM and licensing revenues include amounts from the sale of our OEM products, license fees and related fees attributable to the licensing of our proprietary technology, and fees for any engineering design and support services that are requested by our OEM and licensing customers.

Our cost of lighting systems revenues and cost of OEM and license revenues consist primarily of the cost of the lighting products sold, including amounts paid to our contract manufacturers, the costs of any components that we provide, other direct and indirect manufacturing support costs, shipping and handling, tooling and provisions for product warranty, scrap and inventory obsolescence, as well as overhead cost allocated to these activities. It may also include an allocation of salaries and related benefits (including stock-based compensation charges) of engineering personnel when they provide engineering design and support services, as well as outsourced engineering design and support services fees paid to third parties, for which we charge fees to our customers.

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

Our general and administrative expenses consist primarily of salaries, bonuses and related benefits (including stock-based compensation charges) of personnel engaged in corporate administration, finance, human resources, information systems and legal functions, outside legal, audit, and tax services, professional fees in connection with complying with the Sarbanes-Oxley Act of 2002, costs associated with being a public company, bad debt expense, other general corporate expenditures, and overhead cost related to these activities.

Effective December 31, 2006, we terminated our joint venture agreement with Yamagiwa Corporation (Yamagiwa) and sold our 50% ownership in our joint venture Color Kinetics Japan Incorporated (CK Japan) to Yamagiwa. Through the date of sale, we accounted for our investment in CK Japan using the equity method of accounting, whereby we recorded our proportionate share of the income or loss earned by the joint venture. We recorded revenue from sales to CK Japan as revenue from a related party. In periods prior to the date of sale of our ownership interest in CK Japan, we eliminated our profit associated with inventory we sold to CK Japan that was held by it at the end of the period. Because CK Japan used the Japanese yen as its functional currency, we translated the results of operations of CK Japan into United States dollars using the average rates of exchange during the reporting periods. Through the date of sale of our ownership interest in CK Japan, we also recorded on our balance sheet translation adjustments reflecting the changes in CK Japan’s equity measured in dollars resulting from changes in exchange rates. We included the reversal of the cumulative translation adjustment together with the loss on sale of our ownership interest in CK Japan within equity in earnings (loss) of joint venture in our accompanying consolidated statement of income for the year ended December 31, 2006.

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

Stock-Based Compensation.  Effective January 1, 2006, we account for stock-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment (SFAS No. 123R). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under SFAS No. 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited. If our actual experience differs significantly from our estimates and we choose to employ different assumptions in the future, the stock-based compensation expense that we record in future periods may differ materially from that recorded in the current period.

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

The stock-based employee compensation expense related to SFAS No. 123R recognized in income in 2006 was approximately $2.4 million. We recorded no provision or benefit for income tax in 2006 for stock-based employee compensation due to our net loss carryforward position. At December 31, 2006, total unrecognized stock-based compensation expense related to our unvested stock options, which we expect to be recognized over a weighted average period of 3.2 years, amounted to $6.9 million. Total unrecognized stock-based compensation expense will be adjusted for any future changes in estimated forfeitures, if any.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenues (or, in the case of our cost of lighting systems revenues and cost of OEM and licensing revenues, as a percentage of the related revenues):

	Percentage of
	Total Revenues
Year Ended December 31,	2006	2005	2004

Revenues:
Lighting systems	89%	83%	86%
OEM and licensing	11	17	14

Total revenues	100	100	100
Cost of revenues:
Cost of lighting systems, as a percentage of lighting systems revenues	45	48	49
Cost of OEM and licensing, as a percentage of OEM and licensing revenues	35	45	54
Total cost of revenues	44	47	49

Gross profit	56	53	51
Operating Expenses:
Selling and marketing	25	22	21
Research and development	11	9	9
General and administrative	20	17	17

Total operating expenses	56	48	47

Income from operations	1	5	4
Interest income	4	3	1
Equity in earnings (loss) of joint venture	(0)	0	1

Net income	5%	8%	6%

2006 Compared to 2005

Revenues.  Total revenues increased 24%, from $52.9 million in 2005 to $65.4 million in 2006.

Lighting systems revenues increased 32%, from $44.2 million in 2005 to $58.3 million in 2006. Lighting systems revenues in the United States of America (U.S.) and Canada increased 36%, from $27.2 million in 2005 to $37.1 million in 2006, and in markets outside the U.S. and Canada increased 25%, from $17.0 million in 2005 to $21.2 million in 2006.

The increase in lighting systems revenues for 2006 was primarily attributable to increased worldwide sales of our intelligent LED lighting systems, the addition of new products to our product line in prior periods, growth in our direct sales force, and our ongoing efforts to expand and support our network of U.S. and Canadian manufacturer’s representatives and international distributors.

Sales in the Japanese market to CK Japan decreased 30% from $4.8 million in 2005 to $3.4 million in 2006. The decrease was due primarily to reduced purchases by CK Japan to allow it to better balance its inventory levels in anticipation of the termination of our joint venture agreement, as well as to substantial competition in this market. Revenues derived from sales of lighting systems and OEM products to CK Japan represented 9% and 5% of total revenues in 2005 and 2006, respectively.

Until December 31, 2006, we relied exclusively upon CK Japan, a joint venture in which we held a 50% equity interest, to distribute our products in Japan. Effective December 31, 2006, we terminated our joint venture agreement with Yamagiwa, sold our 50% ownership in CK Japan to Yamagiwa, and entered into a new dealer agreement with Yamagiwa effective January 1, 2007 whereby Yamagiwa has exclusive rights to distribute our color changing (non-white) lighting systems in Japan. Exclusivity under this agreement is subject to defined purchase minimums. Yamagiwa is licensing the name CK from us for this dealer, which Yamagiwa has named CK Japan. Revenues from Japan amounted to 5%, 9%, and 11% of total revenues in 2006, 2005, and 2004, respectively.

Our OEM and licensing revenues decreased 19% from $8.7 million in 2005 to $7.1 million in 2006. The decrease was primarily attributable to decreased OEM product sales to an individual customer in the special event field, which accounted for $3.6 million of our revenues in 2005, compared to $1.7 million of revenues in 2006. In addition, sales to an individual OEM customer in the pool business, which accounted for $1.8 million in 2005, decreased to $78,000 in 2006 as a result of this customer converting from a buyer of OEM products to primarily a licensee of our technology. Licensing revenue from this customer increased from $369,000 in 2005 to $762,000 in 2006. The decrease in OEM sales was also partially offset by an increase in our licensing revenues, from $1.3 million in 2005 to $2.4 million in 2006. The increase in licensing revenues was due primarily to an increase in royalties from our existing base of licensees. The decrease in OEM sales attributable to the two customers described above was also partially offset by an increase in OEM revenues from other existing OEM customers, as well as the addition of new OEM customers in 2006.

Revenues derived from sales of lighting systems products to CKDI decreased from 10% to 5% of total revenues in 2005 and 2006, respectively. The decrease was primarily attributable to an increase in the number of orders of less than $10,000 handled by our dealers in the U.S. and Canada rather than by CKDI.

No customer other than CKDI accounted for more than 10% of our total revenues in 2005, and no customer accounted for more than 10% of our total revenues in 2006.

We expect lighting systems revenues to increase in 2007, based on our expectation of further increase in worldwide market acceptance of our intelligent LED lighting systems, as well as the addition of new products to our product lines. To accelerate this revenue growth, we have planned further expansion of our sales force and distribution channels. We expect total revenues for our OEM and licensing business unit to increase in 2007, primarily as a result of having an increasing number of OEM and licensing customers who have commenced, or are expected during 2007 to commence, commercial shipment of products incorporating our technologies. Notwithstanding the above, we expect licensing revenues in the first quarter of 2007 to be sequentially less than the $1.1 million in the fourth quarter of 2006, which included an initial royalty payment from a large consumer products company reflecting its initial sell-in and product launch activity.

Gross Profit.  Total gross profit increased from $28.0 million in 2005 to $36.6 million in 2006. The dollar increase was attributable primarily to increased sales and to overall improved gross margins. Gross profit as a percentage of revenues, or gross margin, increased from 53% in 2005 to 56% in 2006. Cost of revenues included stock-based compensation expense of $75,000 in 2006.

Gross margin from lighting systems increased from 52% in 2005 to 55% in 2006. The increase was primarily attributable to a more favorable product mix, a more favorable regional sales mix, reduced materials costs, improved freight management programs, and recognition of previously deferred profit on CK Japan inventory as a result of the sale of our ownership interest in CK Japan in 2006. Gross margin from lighting systems may vary in future periods depending on a number of factors, most notably product mix, changes in material costs, and the timing of larger deals which, on average, tend to have lower gross margins.

Gross margin from our OEM and licensing business increased from 56% in 2005 to 65% in 2006. The increase was primarily attributable to increased percentages of higher margin licensing revenues. Gross margin for our OEM and licensing business may vary in future periods depending on the mix of OEM products and the relative percentage of licensing revenues.

Selling and Marketing Expenses.  Selling and marketing expenses increased 41% from $11.5 million in 2005 to $16.2 million in 2006. As a percentage of total revenues, sales and marketing expenses increased from 22% in 2005 to 25% in 2006. The increase in both dollar amount and as a percentage of revenues was primarily attributable to a $2.4 million increase in sales commissions to employees and commissions to our US and Canadian manufacturer’s representatives as a result of our revenue growth. The remaining increase in selling and marketing expenses was primarily the result of a $965,000 increase due to the expansion of our worldwide sales force and other personnel, $495,000 related to the adoption of SFAS No. 123R in 2006, and an $828,000 increase in marketing and channel support programs and branding initiatives we undertook in 2006. Selling and marketing expenses included stock-based compensation of $497,000 in 2006. In 2007, we expect our commissions to our manufacturer’s representatives to increase, commensurate with our expected revenue growth. In addition, we expect our payroll-

related expenses to increase as we add personnel primarily in the area of direct sales and sales support. In addition, we expect our spending to increase as a result of planned product releases, as well as increases in various variable marketing programs including market research, trade shows and events, advertising, and marketing publications. As a result, we expect our selling and marketing expenses to increase in dollar amount in 2007.

Research and Development Expenses.  Research and development expenses increased 55%, from $4.6 million in 2005 to $7.1 million in 2006. As a percentage of total revenues, research and development expenses increased from 9% in 2005 to 11% in 2006. The increase in both dollar amount and as a percentage of revenues was primarily attributable to a 25% increase in our research and development headcount based both in our Boston and China offices, increased spending related to product development, testing and environmental regulatory compliance, as well as the adoption of SFAS No. 123R in 2006. Research and development expenses included stock-based compensation of $442,000 in 2006. We expect our research and development expenses to increase in dollar amount in subsequent periods, as we devote additional resources to developing new products and technologies and supporting scheduled new product introductions.

General and Administrative Expenses.  General and administrative expenses increased 37%, from $9.4 million in 2005 to $12.8 million in 2006. General and administrative expenses included stock-based compensation of $1.4 million in 2006. Total outside legal expenses increased from $2.8 million in 2005 to $3.8 million in 2006, primarily due to increased patent application activity and patent litigation matters, as well as various corporate projects. Recruiting expenses increased by $177,000 in 2006 as compared to 2005 as a result of fees we incurred to fill certain positions. The remaining increase in general and administrative expenses was primarily the result of increased personnel-related costs to support overall growth in the business. We expect general and administrative expenses to increase in dollar amount in 2007 primarily due to anticipated higher personnel-related costs and higher outside legal expenses. The timing and extent of patent and litigation activity related to building or defending our intellectual property rights is uncertain, and we expect quarter to quarter variability.

Interest Income.  Interest income increased from $1.6 million in 2005 to $2.9 million in 2006, due to higher average cash, cash equivalent, and investment balances, as well as higher average yields on these investments in 2006.

Equity in Earnings (Loss) of Joint Venture.  Equity in earnings of joint venture decreased from a $223,000 gain in 2005 to a $49,000 loss in 2006. The decrease in CK Japan’s net income was primarily attributable to lower revenues and lower gross margin percentages of CK Japan in 2006 as well as gains and losses associated with the sale of our 50% ownership interest in CK Japan effective December 31, 2006. In particular, the 2006 loss of $49,000 reflects our $12,000 proportionate share of CK Japan’s 2006 net loss, a $100,000 loss on sale of our ownership interest, and an offsetting $63,000 gain associated with reversal of the cumulative translation adjustment at the date of sale.

Provision for Income Taxes.  We recorded no provision for income tax in either 2005 or 2006 due to our net loss carryforward position. At December 31, 2006, we had net loss carryforwards available to offset future taxable income of $30.0 million and federal research and development tax credit carryforwards available to reduce future taxes payable of $1.1 million. Should it become more likely than not that these assets will be recovered, we would remove the allowances provided, which would have the effect of reducing or eliminating our provision for income tax and possibly creating a tax benefit to earnings. In 2007, we expect to recognize the tax benefit associated with our net loss and tax credit carrforwards only to the extent utilization of such carryforwards are allowable as an offset against income taxes that would otherwise be owed for 2007.

2005 Compared to 2004

Revenues.  Total revenues increased 32%, from $40.2 million in 2004 to $52.9 million in 2005.

Lighting systems revenues increased 28%, from $34.4 million in 2004 to $44.2 million in 2005. Lighting systems revenues in the US and Canada increased 21%, from $22.4 million in 2004 to $27.2 million in 2005, and in markets outside the US and Canada increased 41%, from $12.0 million in 2004 to $17.0 million in 2005.

The increase in lighting systems revenues for 2005 was primarily attributable to increased worldwide sales of our intelligent LED lighting systems, the addition of new products to our product line in prior periods, growth in our direct sales force, and our ongoing efforts to expand and support our network of US and Canadian manufacturer’s representatives and international distributors. Sales in the Japanese market to CK Japan increased 11% to $4.8 million in 2005 from $4.3 million in 2004.

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

No other customer accounted for more than 10% of our total revenues in either 2004 or 2005.

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

Liquidity and Capital Resources

At December 31, 2006, we had $100.0 million in cash and equivalents and investments, representing an increase of $42.8 million compared to our $57.2 million balance of cash and equivalents and investments at December 31, 2005. The increase was primarily attributable to our receipt of $35.3 million of net proceeds from a secondary public offering of our common stock during the fourth quarter of 2006.

During 2006, we generated $5.4 million of cash from operating activities, as compared to $892,000 in 2005. The increase in cash generated from operating activities during 2006 as compared to 2005 was primarily due to higher net income (excluding the impact of non-cash stock-based compensation charges), as well as increased accounts payable and accrued expense balances due primarily to the timing of expenses and payments, decreased inventory levels, and changes in our other operating assets and liabilities, offset partially by higher accounts receivable balances as a result of revenue growth.

Net cash used in investing activities was $26.2 million in 2006, reflecting $24.8 million of net purchases of investments, $2.5 million of purchases of property and equipment (primarily leasehold improvements and furniture and fixtures related to additional office space we occupied during the second quarter of 2006 as well as tooling and test equipment related to our product development efforts) and $300,000 for the purchase of a patent. These outflows were offset partially by $887,000 in proceeds from the dissolution of CK Japan, as well as $500,000 provided by the release of restricted cash, representing partial return of a security deposit on our primary office lease. Investments are composed of state and municipal obligations, U.S. Treasury obligations, and investment-grade commercial paper. We expect capital expenditures to increase in 2007, primarily due to anticipated spending related to leasehold improvements for our new corporate headquarters in Burlington, Massachusetts.

Net cash provided by financing activities was $38.8 million in 2006, primarily attributable to $35.3 million of net proceeds from our secondary public offering, $2.0 million in proceeds from the exercise of stock options, $1.1 million in proceeds from the exercise of stock warrants, and $261,000 of proceeds from the issuance of common stock pursuant to our Employee Stock Purchase Plan.

We anticipate that our cash and equivalents and investments at December 31, 2006 will be sufficient to fund our foreseeable cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

We lease certain facilities, including our corporate headquarters, under non-cancelable operating lease arrangements expiring through January 31, 2017. We entered into a sublease through August 31, 2007 relating to certain vacated space, pursuant to which we expect to receive sublease income that will partially offset our lease obligations.

Set forth below is information concerning our known contractual obligations as of December 31, 2006 that are fixed and determinable (in thousands):

	Payment Due by Period
		Less than 1			More than 5
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	Years

Operating lease obligations(1)	$2,855	$1,529	$630	$678	$18

(1)	Does not reflect sublease income that we expect to receive during the following periods: less than 1 year, $367,000; 1 to 3 years, $0; and 3 to 5 years, $0.

Additionally, in January 2007, we entered into a ten-year lease for our new corporate headquarters to be located in Burlington, Massachusetts commencing September 1, 2007. Annual fixed lease payments beginning September 1, 2007 are approximately $1.4 million for each of the first five years of the lease and $1.5 million for each of the last five years of the lease. The lease also contains two five-year renewal options.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are evaluating our tax positions and do not expect FIN 48 to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS No. 157) which formally defines fair value, creates a standardized framework for measuring fair value in generally accepted accounting principles, and expands fair value measurement disclosures. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS No. 159) which upon adoption would allow entities to choose to measure many financial instruments and certain other items at fair value through earnings. The standard allows the fair value measurement to be applied instrument by instrument, is irrevocable for any instruments for which such selection is made, and applies to the entire instrument. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not currently have any instruments for which such election could be made, and therefore, we do not believe adoption will have a material effect on our consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Color Kinetics Incorporated
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Color Kinetics Incorporated and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Color Kinetics Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 15, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Boston, Massachusetts
March 15, 2007

Color Kinetics Incorporated

Consolidated Balance Sheets

	December 31,
	2006	2005
	(In thousands,
	except per share data)

ASSETS
CURRENT ASSETS:
Cash and equivalents	$60,997	$43,032
Investments	38,985	14,137
Restricted cash	500	100
Accounts receivable, net of allowance for doubtful accounts of $430 and $461 in 2006 and 2005, respectively	11,480	7,813
Accounts receivable from related party	82	249
Inventory	6,805	7,159
Prepaid expenses and other current assets	3,159	1,436

Total current assets	122,008	73,926

PROPERTY AND EQUIPMENT — at cost:
Computer equipment	1,677	1,368
Furniture and fixtures	1,206	886
Tooling and test equipment	1,601	1,003
Leasehold improvements	1,854	1,191

Total	6,338	4,448
Less — accumulated depreciation and amortization	(4,139)	(3,422)

Property and equipment — net	2,199	1,026
INVESTMENT IN JOINT VENTURE	—	887
INTANGIBLE ASSETS — net	282	—
RESTRICTED CASH — Non-current portion	—	900

TOTAL ASSETS	$124,489	$76,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,690	$1,019
Accounts payable to related party	—	63
Accrued expenses	2,238	2,169
Accrued compensation	3,073	2,251
Accrued restructuring	243	385
Accrued warranty	1,007	876
Deferred revenue	195	231

Total current liabilities	10,446	6,994

ACCRUED RESTRUCTURING — Non-current portion	—	243

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value — authorized, 5,000 shares; issued, none
Common stock, $0.001 par value — authorized, 100,000 shares in 2006 and 2005; issued and outstanding, 21,299 and 18,387 shares in 2006 and 2005, respectively	21	18
Additional paid-in capital	140,498	99,210
Accumulated other comprehensive loss	(112)	(120)
Accumulated deficit	(26,364)	(29,606)

Total stockholders’ equity	114,043	69,502

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,489	$76,739

See notes to consolidated financial statements.

Color Kinetics Incorporated

Consolidated Statements of Income

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

REVENUES(1):
Lighting systems	$58,300	$44,156	$34,435
OEM and licensing	7,124	8,751	5,715

Total revenues	65,424	52,907	40,150
COST OF REVENUES:
Lighting systems	26,297	21,006	16,777
OEM and licensing	2,507	3,894	3,075

Total cost of revenues	28,804	24,900	19,852

GROSS PROFIT	36,620	28,007	20,298

OPERATING EXPENSES:
Selling and marketing	16,242	11,519	8,514
Research and development	7,134	4,607	3,512
General and administrative	12,845	9,396	6,741

Total operating expenses	36,221	25,522	18,767

INCOME FROM OPERATIONS	399	2,485	1,531
INTEREST INCOME	2,892	1,624	518
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(49)	223	334

NET INCOME	$3,242	$4,332	$2,383

EARNINGS PER SHARE:
Basic	$0.17	$0.24	$0.22
Diluted	$0.16	$0.22	$0.14
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,871	18,177	10,906
Diluted	20,276	19,630	17,487

(1) Includes revenues from related parties as follows:
Lighting systems	$3,311	$4,660	$4,442
OEM and licensing	43	115	—

Total related party revenues	$3,354	$4,775	$4,442

See notes to consolidated financial statements.

Color Kinetics Incorporated

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit	Total	Income
	(In thousands)

Balance, January 1, 2004	2,804	$3	$304	$14	$(36,241)	$(35,920)
Exercise of stock options	22	—	115	—	—	115
Exercise of warrants	5	—	—	—	—	—
Issuance costs of Series F preferred stock	—	—	—	—	(80)	(80)
Conversion of redeemable convertible preferred stock to common stock	11,069	11	61,071	—	—	61,082
Issuance of stock in initial public offering, net of issuance costs of $1,973	4,000	4	35,223	—	—	35,227
Stock-based compensation	—	—	346	—	—	346
Translation adjustments	—	—	—	(114)	—	(114)	$(114)
Unrealized losses on investments	—	—	—	(22)	—	(22)	(22)
Net income	—	—	—	—	2,383	2,383	2,383

Comprehensive income	—	—	—	—	—	—	$2,247

Balance, December 31, 2004	17,900	18	97,059	(122)	(33,938)	63,017
Exercise of stock options	451	—	1,792	—	—	1,792
Common stock issued for services	4	—	51	—	—	51
Issuance of stock under the employee stock purchase plan	32	—	277	—	—	277
Stock-based compensation	—	—	31	—	—	31
Translation adjustments	—	—	—	63	—	63	$63
Unrealized losses on investments	—	—	—	(61)	—	(61)	(61)
Net income	—	—	—	—	4,332	4,332	4,332

Comprehensive income	—	—	—	—	—	—	$4,334

Balance, December 31, 2005	18,387	18	99,210	(120)	(29,606)	69,502
Exercise of stock options	465	—	2,732	—	—	2,732
Shares tendered for exercise of stock options	(34)	—	(696)			(696)
Exercise of warrants	452	1	1,117	—	—	1,118
Common stock issued for services	6	—	101	—	—	101
Issuance of stock under the employee stock purchase plan	23	—	261	—	—	261
Issuance of common stock in public offering, net of issuance costs of $564	2,000	2	35,344	—	—	35,346
Stock-based compensation	—	—	2,429	—	—	2,429
Translation gain reclassified to earnings upon sale of investment in joint venture	—	—	—	(63)	—	(63)	$(63)
Translation adjustments	—	—	—	(1)	—	(1)	(1)
Unrealized gains on investments	—	—	—	72	—	72	72
Net income	—	—	—	—	3,242	3,242	3,242

Comprehensive income	—	—	—	—	—	—	$3,250

Balance, December 31, 2006	21,299	$21	$140,498	$(112)	$(26,364)	$114,043

See notes to consolidated financial statements.

Color Kinetics Incorporated

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,242	$4,332	$2,383
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	1,274	1,124	709
Stock-based compensation	2,429	31	346
Loss on disposal of property and equipment	35	4	—
Equity in (earnings) loss of joint venture	49	(223)	(334)
Common stock issued for services	101	51	—
Changes in assets and liabilities:
Accounts receivable	(3,500)	(2,685)	(1,332)
Inventory	354	(2,429)	294
Prepaid expenses and other current assets	(1,723)	640	(1,268)
Accounts payable	2,608	(530)	225
Accrued expenses	922	1,130	1,362
Deferred revenue	(36)	(148)	(8)
Accrued restructuring	(385)	(405)	(427)

Cash flows from operating activities	5,370	892	1,950

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(50,818)	(48,082)	(29,044)
Sales and maturities of investments	26,042	62,906	—
Purchases of property and equipment	(2,464)	(1,007)	(791)
Purchase of patent	(300)	—	—
Proceeds from restricted cash	500	100	100
Proceeds from dissolution of joint venture	887	—	—

Cash flows from investing activities	(26,153)	13,917	(29,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	2,036	1,792	115
Proceeds from the exercise of stock warrants	1,118	—	—
Proceeds from issuance of redeemable convertible preferred stock — net of issuance costs	—	—	13,003
Proceeds from issuance of common stock under the employee stock purchase plan	261	277	—
Proceeds from public issuance of common stock — net of issuance costs	35,346	—	35,227

Cash flows from financing activities	38,761	2,069	48,345

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(13)	(44)	(48)

NET INCREASE IN CASH AND EQUIVALENTS	17,965	16,834	20,512
CASH AND EQUIVALENTS — Beginning of year	43,032	26,198	5,686

CASH AND EQUIVALENTS — End of year	$60,997	$43,032	$26,198

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock	$—	$—	$61,082

See notes to consolidated financial statements.

Color Kinetics Incorporated

Notes to Consolidated Financial Statements

1.	Nature of Business and Basis of Presentation

Nature of Business — Color Kinetics Incorporated, incorporated in Delaware on September 15, 1997, designs, markets and licenses LED lighting systems. We sell our products through our direct sales force and network of manufacturer’s representatives and distributors.

Basis of Presentation — The consolidated financial statements include the accounts of Color Kinetics Incorporated and its wholly owned subsidiaries. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions and balances have been eliminated in consolidation. We held a 50% equity interest in a joint venture, Color Kinetics Japan Incorporated (CK Japan). This investment was accounted for using the equity method until December 31, 2006, at which time we terminated our joint venture agreement with Yamagiwa Corporation (Yamagiwa) and sold our 50% ownership interest in the joint venture to Yamagiwa (see Note 8).

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

We provided to the lessor of our corporate headquarters in Boston, Massachusetts an irrevocable letter of credit issued by a bank with a defined pay-down provision over the term of the lease. At December 31, 2006 and 2005, $0 and $900,000, respectively, was classified as long-term restricted cash and $500,000 and $100,000, respectively, was classified as short-term restricted cash, representing cash held on deposit with a bank to secure the letter of credit.

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

Inventory — Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following, net of reserves as of December 31 (in thousands):

	2006	2005

Finished goods	$6,587	$6,589
Raw material components	218	570

Total	$6,805	$7,159

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

To the extent that inventory is considered not saleable or net realizable value has diminished below cost, reserves are provided to reflect the estimated loss. Activity within reserves provided against inventory was as follows for years ended December 31 (in thousands):

	2006	2005	2004

Balance, beginning of year	$689	$454	$605
Provisions in cost of revenues	469	628	242
Write-offs against reserves	(221)	(393)	(393)

Balance, end of year	$937	$689	$454

Property and Equipment — Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets (three years for computer equipment, five years for furniture and fixtures, one to two years for tooling and test equipment, and the remaining term of the lease for leasehold improvements). Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization is eliminated from the respective accounts and any resulting gains or losses are reflected in operations. Expenditures for repairs and maintenance costs are expensed as incurred.

Intangible Assets — Intangible assets consist of a patent we purchased in February 2006 for $300,000. Amortization is being provided over the approximate 16-year estimated useful life of the patent. Accumulated amortization at December 31, 2006 was $18,000.

Impairment of Long-Lived Assets — We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the assets. If expected undiscounted cash flows are not sufficient to recover the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. In connection with our 2001 restructuring plan (see Note 9), we wrote off certain leasehold improvements related to the abandonment of a portion of our principal office facility. No other impairments have been noted or recorded to date.

Warranty Reserve — For purchases made prior to June 1, 2006, our products are generally warranted against defects for 12 months following ultimate delivery to end user. For purchases made on or after June 1, 2006, our products are generally warranted against defects for 24 months following purchase. We provide reserves for potential warranty claims at the time of revenue recognition based on historical claims experience, repair costs and current sales levels. Activity within the reserve was as follows for the years ended December 31 (in thousands):

	2006	2005	2004

Balance, beginning of year	$876	$860	$404
Provisions in cost of revenues	650	517	821
Expenditures	(519)	(501)	(365)

Balance, end of year	$1,007	$876	$860

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

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

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

We recognize licensing revenues based on royalty reporting from licensees. We typically receive these reports on a quarterly basis in arrears.

Activity within the allowance for doubtful accounts was as follows for the years ended December 31 (in thousands):

	2006	2005	2004

Balance, beginning of year	$461	$429	$270
Provisions in general and administrative expense	30	81	231
Write-offs against allowance	(61)	(49)	(72)

Balance, end of year	$430	$461	$429

Activity within the accrual for sales returns and allowances was as follows for the years ended December 31 (in thousands):

	2006	2005	2004

Balance, beginning of year	$320	$267	$200
Provisions against revenues	350	114	74
Write-offs against allowance	(378)	(61)	(7)

Balance, end of year	$292	$320	$267

Advertising Costs — We expense advertising costs as incurred. Advertising costs amounted to approximately $671,000, $367,000, and $184,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Stock-Based Compensation — At December 31, 2006, we had three stock-based compensation plans, which are described in Note 5. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment (SFAS No. 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). SFAS No. 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed.

Prior to adopting SFAS No. 123R on January 1, 2006, we accounted for stock-based compensation using the intrinsic value method described in APB No. 25. We have applied the modified prospective method in adopting SFAS No. 123R. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in 2006 includes

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

(a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, less estimated forfeitures, and (b) compensation cost for all share-based awards granted and vested subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Had we used the fair value method to measure compensation related to stock awards to employees, with the measurement date being the date of grant, pro forma net income and pro forma earnings per share in 2005 and 2004 would have been as follows (in thousands, except per share data):

	Year Ended December 31,
	2005	2004

Net income, as reported	$4,332	$2,383
Add: employee stock-based compensation expense included in reported net income	31	21
Less: employee stock-based compensation expense determined under fair value method	(1,701)	(412)

Pro forma net income	$2,662	$1,992

Basic earnings per share
As reported	$0.24	$0.22
Pro forma	$0.15	$0.18
Diluted earnings per share
As reported	$0.22	$0.14
Pro forma	$0.14	$0.11

The impact of adopting SFAS No. 123R on January 1, 2006 in 2006 resulted in incremental stock-based employee compensation expense of approximately $2.4 million, and caused net income for 2006 to decrease by that amount and basic and diluted earnings per share for 2006 to decrease by $0.13 and $0.12 per share, respectively. We recorded no provision or benefit for income tax in 2006 for stock-based compensation due to our net loss carryforward position.

We have adopted the simplified computational method for determining the available pool of excess tax benefits related to awards vested prior to adoption of SFAS No. 123(R).

Stock Options

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2006 were 7.6 years and $24.1 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at December 31, 2006 were 6.4 years and $16.7 million, respectively. The aggregate intrinsic value of options exercised in 2006, 2005, and 2004 was $6.2 million, $4.1 million, and $150,000, respectively.

We estimate the fair value of each option award issued under our stock option plans on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock. We base the expected term of the options on our historical option exercise data taking into consideration the exercise patterns of the option holder during the option’s life. We base the

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

risk-free interest rate on the U.S. Treasury yield curve in effect at the time of the grant for a term approximately equivalent to the expected life of the options.

	Year Ended December 31,
	2006	2005	2004

Risk-free interest rate	4.7%	4.2%	3.5%
Expected volatility	61.4%	64.7%	67.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life in years	4.5	4.0	4.0

Based on the above assumptions, the weighted average estimated fair value of options granted in 2006, 2005, and 2004 was $9.62, $6.93, and $5.58 per share, respectively. We estimate expected forfeitures related to option grants at an annual rate of 17%.

Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value for future option grants.

Total unrecognized stock-based compensation expense related to our unvested stock options, which we expect to be incurred and recognized over a weighted average period of 3.2 years, amounted to $6.9 million at December 31, 2006.

Employee Stock Purchase Plan

We estimate the fair value of each award issued under our Employee Stock Purchase Plan (ESPP) on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock. The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of the grant for a term approximately equivalent to the expected life of the options.

	Year Ended December 31,
	2006	2005	2004

Risk-free interest rate	4.8%	3.1%	1.7%
Expected volatility	61.5%	66.0%	69.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life in years	0.5	0.5	0.6

Based on the above assumptions, the weighted average estimated fair value of awards issued under the ESPP in 2006, 2005, and 2004 was $5.46, $4.08, and $3.66 per share, respectively. Total unrecognized stock-based compensation expense related to our ESPP, which we expect to be recognized over a weighted average period of 0.1 years, amounted to approximately $9,000 at December 31, 2006.

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

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

During the year ended December 31, 2006 and 2005, no customer accounted for more than 10% of our total revenues. During the year ended December 31, 2004, we had two customers, CK Japan and Color Kinetics Distribution, Inc. (an unrelated party), that accounted for 11% and 13% of total revenues, respectively. At December 31, 2005, we had one customer that accounted for 11% of total accounts receivable.

Geographic Information — We have derived revenues from sales primarily from customers based in the United States of America, Europe and Asia, as follows (in thousands):

	Year Ended December 31,
Location of Customers	2006	2005	2004

United States of America	$38,834	$33,474	$26,603
Asia	9,417	10,825	8,011
Europe	8,680	3,880	2,832
Canada	4,455	2,143	1,359
Other	4,038	2,585	1,345

Total	$65,424	$52,907	$40,150

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

Comprehensive Income — Comprehensive income includes all changes in equity during a period except those resulting from investing by owners and distributions to owners. For the years ended December 31, 2006, 2005 and 2004, comprehensive income is composed of our net income, currency translation adjustments, and unrealized holding gains (losses) on our available-for-sale investments.

New Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are evaluating our tax positions and do not expect that FIN 48 will have a significant effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS No. 157)which formally defines fair value, creates a standardized framework for measuring fair value in generally accepted accounting principles, and expands fair value measurement disclosures. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS No. 159) which upon adoption would allow entities to choose to measure many financial instruments and certain other items at fair value through earnings. The standard allows the fair value measurement to be applied instrument by instrument, is irrevocable for any instruments for which such selection is made, and applies to the entire instrument. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

do not currently have any instruments for which such election could be made, and therefore, we do not believe adoption will have a material effect on our consolidated financial statements.

3.	Investments

A summary of our investments available for sale by major security type (including $60.9 million classified as cash equivalents) at December 31, 2006 was as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
Security Type	Cost	Gains	Losses	Fair Value

Commercial paper	$11,389	$—	$—	$11,389
Auction rate securities	3,500	—	—	3,500
U.S. government obligations	31,778	5	(15)	31,768
Money market funds	53,290	—	—	53,290

Total	$99,957	$5	$(15)	$99,947

The fair value of investments available for sale held at December 31, 2006, by contractual maturity, was as follows (in thousands):

Due in one year or less	$82,468
Due after one year	17,479

Total	$99,947

A summary of our investments available for sale by major security type (including $21.9 million classified as cash equivalents) at December 31, 2005 was as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
Security Type	Cost	Gains	Losses	Fair Value

Commercial paper	$8,712	$—	$—	$8,712
Auction rate securities	3,500	—	—	3,500
U.S. government obligations	8,989	—	(83)	8,906
Money market funds	14,916	—	—	14,916

Total	$36,117	$—	$(83)	$36,034

4.	Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, stock warrants, and redeemable convertible preferred stock using the treasury stock method. Preferred shares converted to common shares in connection with our initial public offering on June 22, 2004 were included in the weighted average computations of diluted earnings per share until the date of actual conversion on an if-converted basis and in the weighted average computations of basic earnings per share from the date of such conversion.

For the years ended December 31, 2006, 2005, and 2004, outstanding stock options to purchase approximately 976,000, 527,000 and 50,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share, because these options were antidilutive.

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of shares used in the computation of basic earnings per share and diluted earnings per share is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Weighted average shares for basic computation	18,871	18,177	10,906
Potential common shares from:
Options	974	1,010	1,071
Warrants	431	443	425
Redeemable convertible preferred stock	—	—	5,085

Weighted average shares for diluted computation	20,276	19,630	17,487

On a pro forma basis, earnings per basic share for the year ended December 31, 2004 would have been $0.15 per share if the conversion of redeemable convertible preferred stock to common stock in connection with our initial public offering had occurred at the beginning of all periods in which such preferred shares were outstanding.

5.	Stockholders’ Equity

Preferred Stock — Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rights, redemption and/or conversion provisions, if any, preferences and voting rights. At December 31, 2006, our Board of Directors had not established any series of preferred stock.

Redeemable Convertible Preferred Stock — In January and February 2004, we issued 3,484,849 shares of Series F Redeemable Convertible Preferred Stock (Series F Preferred Stock) at $3.754269 per share. In February 2002 and December 2001, we issued 2,387,202 and 3,451,792 shares of Series E Redeemable Convertible Preferred Stock (Series E Preferred Stock) at $2.8834 per share, respectively. In March 2001, we issued 1,524,633 shares of Series D Redeemable Convertible Preferred Stock at $4.7495 per share. In December 2000, we issued 1,200,744 shares of Series D and D-1 Redeemable Convertible Preferred Stock (Series D and D-1 Preferred Stock) at $4.7495 per share. In December 1999, we issued 3,355,897 shares of Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock) at $3.88 per share. In December 1998, we issued 1,020,285 shares of Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) at $0.8256 per share and 3,956,208 shares of Series B Redeemable Convertible Preferred Stock (Series B Preferred Stock) at $1.1008 per share. All outstanding classes of preferred stock are referred to hereafter as the “Preferred Stock.”

In connection with our initial public offering, all 20,381,610 shares of our Preferred Stock then issued and outstanding were converted into 11,069,031 shares of common stock.

The following is a summary of share activity for our Preferred Stock, by series (in thousands):

	A	B	C	D and D-1	E	F	Total

Balance — January 1, 2004	1,020	3,956	3,356	2,726	5,839	—	16,897
Issued	—	—	—	—	—	3,485	3,485
Conversion to common shares	(1,020)	(3,956)	(3,356)	(2,726)	(5,839)	(3,485)	(20,382)

Balance — December 31, 2004, 2005, and 2006	—	—	—	—	—	—	—

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of changes in the carrying value, which represents redemption value and liquidation preference, of Preferred Stock, by series (in thousands):

	A	B	C	D and D-1	E	F	Total

Balance — January 1, 2004	$843	$4,355	$13,021	$12,944	$16,836	$—	$47,999
Issued	—	—	—	—	—	13,083	13,083
Conversion to common shares	(843)	(4,355)	(13,021)	(12,944)	(16,836)	(13,083)	(61,082)

Balance — December 31, 2004, 2005, and 2006	$—	$—	$—	$—	$—	$—	$—

Stock Options — We have two stockholder-approved stock option plans: the 1998 Stock Option Plan (1998 Plan) and the 2004 Stock Incentive Plan (2004 Plan). These plans permit the granting of stock awards to officers, members of the Board of Directors, employees and consultants. The 1998 Plan terminated in 2004 and no further awards may be granted under it, but existing awards remain outstanding in accordance with their terms. Awards under the 2004 Plan may include stock options (both incentive and nonqualified), restricted and unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, and stock appreciation rights. The 2004 Plan initially authorized the grant of up to 1,000,000 shares of common stock and includes an “evergreen” feature so that such number will automatically increase on June 25th of each year from 2005 through 2009 by 150,000 shares per year. On May 25, 2005, our shareholders approved an amendment to the 2004 Plan increasing the number of shares authorized under the 2004 Plan by 500,000, and on May 24, 2006, our shareholders approved an amendment to the 2004 Plan increasing the number of shares authorized under the 2004 Plan by 1,000,000, so that the maximum cumulative number of shares with respect to which awards may be granted under the 2004 Plan is 3,250,000. Our general policy for issuances of shares upon exercise of stock options is for such shares to be issued from the pool of available shares of common stock. We have not, to date, reacquired shares in the open market to satisfy option exercises. The options are issued at an exercise price of no less than the current market price on the date of grant and generally vest over four years and have terms of ten years. For options granted prior to our initial public offering on June 22, 2004, our Board of Directors determined the fair value of our common stock in its good faith judgment at each option grant date for grants under the 1998 Plan considering all relevant factors, including financial and operating performance and recent transactions in our capital stock. At December 31, 2006, a total of 2,800,000 shares of common stock were authorized for issuance under the 2004 Plan, of which 1,150,355 shares were available for grant. Under the foregoing plans, we have issued incentive and non-qualified stock options, as well as unrestricted stock awards and deferred stock awards in lieu of cash compensation.

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of stock option activity under both plans (in thousands, except per share data):

			Weighted
			Average
	Shares	Exercise Price	Exercise Price

Outstanding at January 1, 2004	1,626	$0.04 - 9.00	$3.96
Granted	912	6.76 - 16.10	12.88
Exercised	(22)	3.50 - 9.00	5.29
Forfeited	(61)	3.50 - 15.94	4.66

Outstanding at December 31, 2004	2,455	0.04 - 16.10	7.24
Granted	809	9.90 - 17.05	13.34
Exercised	(451)	0.04 - 10.80	3.97
Forfeited	(237)	3.50 - 16.10	11.00

Outstanding at December 31, 2005	2,576	0.04 - 17.05	9.39
Granted	489	15.12 - 20.99	17.96
Exercised	(465)	0.04 - 17.05	5.88
Forfeited	(140)	3.50 - 18.49	12.84

Outstanding at December 31, 2006	2,460	$0.24 - 20.99	$11.56

Exercisable at December 31, 2004	1,117	$0.04 - 10.00	$4.02

Exercisable at December 31, 2005	1,158	$0.04 - 16.10	$5.68

Exercisable at December 31, 2006	1,252	$0.24 - 18.49	$8.03

The following table sets forth information regarding options outstanding under both stock option plans at December 31, 2006 (in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average
	Number	Remaining	Weighted	Number	Weighted
	of	Contractual Life	Average	of	Average
Range of Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price

$ 0.24 - 1.00	40	2.29	$0.50	40	$0.50
3.50	423	5.70	3.50	417	3.50
3.88 - 6.76	307	5.30	5.63	269	5.50
7.00 - 10.98	248	7.36	9.61	133	9.43
11.32 - 12.28	273	8.50	12.02	101	11.97
14.23 - 15.94	237	8.96	14.83	60	14.69
16.10	362	7.96	16.10	184	16.10
16.25 - 16.90	293	9.23	16.63	43	16.41
17.05 - 20.82	222	9.45	18.78	5	17.21
20.99	55	9.78	20.99	—	—

$ 0.24 - 20.99	2,460	7.57	$11.56	1,252	$8.03

Employee Stock Purchase Plan — Our ESPP, approved by our shareholders in 2004, initially permitted eligible employees to purchase up to a maximum of 150,000 shares of our common stock, and contains an “evergreen” feature whereby such number shall increase on each of the first five anniversaries of the effective date of the plan by the lesser of 50,000 shares or an amount determined by the Board of Directors. The maximum shares

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

available for issuance and purchase by employees is 400,000. The purchase price is determined as the lesser of 85% of the market value of such shares at the beginning or end of a six-month offering period. In 2006 and 2005, we issued 22,917 shares and 31,517 shares, respectively, with weighted average purchase prices of $11.39 and $8.79 per share, respectively, under the ESPP. At December 31, 2006, a total of 250,000 shares of common stock were authorized for issuance under the plan, of which 195,566 shares were available for issuance.

Warrants — In November 1998, we issued to two members of our Board of Directors Class A warrants to acquire a total of 410,189 shares of our common stock at $2.38 per share, and Class B warrants to acquire a total of 149,149 shares of our common stock at $2.98 per share. The warrants vested 50% upon grant date and the remainder vested monthly over two years following grant date. We computed the fair value for 50% of the warrants using the Black-Scholes option-pricing model. The value of these warrants was immaterial to the financial statements. The remaining 50% of the warrants are for services as members of the Board of Directors and were accounted for using the intrinsic value method until vested.

The following is a summary of warrants activity (in thousands):

	Class A	Class B	Total

Outstanding at January 1, 2004	410	149	559
Exercised	(4)	(1)	(5)
Forfeited	(1)		(1)

Outstanding at December 31, 2004 and 2005	405	148	553
Exercised	(382)	(70)	(452)

Outstanding and exercisable at December 31, 2006	23	78	101

Shares Reserved for Future Issuance — At December 31, 2006, approximately 4,500,000 million shares of common stock are reserved for issuance on the exercise of outstanding stock options under the 1998 Plan and warrants, and the issuance of common stock under the 2004 Plan and the ESPP.

6.	Income Taxes

As of December 31, 2006, we had federal net operating loss carryforwards of approximately $30.0 million available to offset future taxable income, if any. In addition, we have approximately $1.6 million of federal and state research and development tax credits available to reduce future taxes payable. These loss and credit carryforwards expire in varying amounts beginning in 2008 through 2023. The occurrence of certain events, including significant changes in ownership interests, may limit the amount of those assets available to be used in any given year.

The components of the provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2006	2005	2004

Current tax expense	$—	—	—
Deferred tax expense (benefit)	(1,141)	(186)	173
Research credits generated	(461)	(277)	(372)
Net operating losses utilized	961	1,275	1,301
Valuation allowance increase (decrease)	641	(812)	(1,102)

Provision for income taxes	$—	$—	$—

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the federal statutory rate to the effective rate is as follows for the years ended December 31:

	2006	2005	2004

Federal	34%	35%	34%
State, net of federal benefit	4	3	6
Tax credits generated	(14)	(6)	(16)
Valuation allowance	(24)	(32)	(24)

Effective rate	—%	—%	—%

The components of our net deferred tax assets are as follows at December 31 (in thousands):

	2006	2005

Net operating loss carryforwards	$8,942	$9,903
Research and development credits	1,636	1,175
Restructuring accrual	92	239
Inventory reserve	356	262
Bad debts and sales return allowances	274	297
Warranty reserve	383	333
Stock compensation	486	—
Depreciation	607	(81)
Other	261	268
Valuation allowance	(13,037)	(12,396)

	$—	$—

We have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2006 and 2005 because the future realization of such assets is uncertain. The change in the valuation allowance of approximately $641,000 and $(812,000) in the years ended December 31, 2006 and 2005, respectively, was primarily related to the utilization or creation of tax loss carryforwards.

7.	Retirement Plan

We maintain a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows each participant to contribute up to 100% of base wages up to an amount not to exceed an annual statutory maximum. We may contribute a discretionary matching contribution. Our matching contribution for the years ended December 31, 2006 and 2005 amounted to approximately $150,000 and $125,000, respectively. We made no matching contributions for the year ended December 31, 2004.

8.	Related Party Transactions

In March 2001, we entered into a joint venture agreement with Yamigiwa to form CK Japan. We invested $165,260 and contributed certain intellectual property rights (recorded at carryover basis of $0) in exchange for 50% ownership of the joint venture. Effective December 31, 2006, we terminated our joint venture agreement with Yamagiwa and sold our 50% ownership interest in CK Japan to Yamagiwa. Through December 31, 2006, we accounted for this investment using the equity method of accounting, whereby we recorded our share of the joint venture’s earnings or losses. In addition, we eliminated the profit associated with inventory sold to and held by CK

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

Japan at the end of each period prior to December 31, 2006. The activity in the investment in the joint venture was as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Carrying value of investment, beginning of year	$887	$557	$289
Equity in earnings (loss) of joint venture	(49)	223	334
Translation adjustments and other items of comprehensive income of investment	49	107	(66)
Dissolution of joint venture	(887)	—	—

Carrying value of investment, end of year	$—	$887	$557

Our equity in loss of joint venture for the year ended December 31, 2006 in the amount of $49,000 reflects our $12,000 proportionate share of CK Japan’s 2006 net loss, a $100,000 loss on sale of our ownership interest, and an offsetting $63,000 gain associated with reclassification into income of the cumulative translation adjustment at the date of sale. In December 2006, we received from Yamagiwa the net proceeds from sale of our ownership interest in CK Japan.

Summary financial information for CK Japan is as follows as of and for the years ended December 31 (in thousands):

	December 31,
	2006	2005

Current assets	$4,560	$6,327
Non-current assets	433	617
Current liabilities	3,062	5,042
Non-current liabilities	156	129

	Year Ended December 31,
	2006	2005	2004

Revenues	$9,111	$10,659	$12,448
Gross profit	3,231	4,995	6,619
Income from operations	135	804	1,207
Net income (loss)	(22)	444	685

For the years ended December 31, 2006, 2005 and 2004, we recognized revenues from product sales to CK Japan of approximately $3,354,000, $4,771,000, and $4,292,000, respectively. As of December 31, 2006 and 2005, total accounts receivable outstanding from CK Japan were approximately $82,000 and $249,000, respectively. As of December 31, 2006 and 2005, we had no outstanding accounts payable with CK Japan.

We purchase certain raw material components from Cree, Inc., a stockholder which owned more than 5% of our outstanding shares until December 2006. During 2006, 2005 and 2004, while Cree owned more than 5% of our stock, we purchased LEDs from Cree for an aggregate amount of approximately $4.0 million, $3.5 million and $766,000, respectively. As of December 31, 2005, total accounts payable outstanding to Cree were approximately $63,000. In addition during 2006, 2005, and 2004, we recognized revenues from product sales to Cree of approximately $0, $4,000, and $150,000, respectively. As of December 31, 2005, we had no accounts receivable from Cree.

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

9.	Restructuring

During 2001, we implemented a restructuring plan to reorganize our operations. Included in the restructuring charge was an estimated loss of approximately $3,255,000 for the minimum future rent commitment under our office facility lease due to the abandonment of a portion of the leased facility offset by estimated future sublease income. During 2003, we increased our accrued restructuring liability by approximately $161,000 to reflect changes in estimate related to amounts to be received under the lease payment commitment. Amounts carried on the accompanying balance sheets represent amounts due under leases for abandoned space, net of anticipated sublease income.

The following details the accrued restructuring reserves and related activity in the reserves through December 31, 2006 (in thousands):

Accrued restructuring costs as of January 1, 2004	$1,460
Cash paid, net of sublease income received	(427)

Accrued restructuring costs as of December 31, 2004	1,033
Cash paid, net of sublease income received	(405)

Accrued restructuring costs as of December 31, 2005	628
Cash paid, net of sublease income received	(385)

Accrued restructuring costs as of December 31, 2006	$243

10.	Commitments and Contingencies

Commitments — We lease certain facilities, including our corporate headquarters, under non-cancelable operating lease arrangements expiring through January 31, 2017. We entered into a sublease through August 31, 2007 relating to certain vacated space, pursuant to which we expect to receive sublease income that will partially offset the above lease obligations.

Set forth in the table below is information concerning our known contractual obligations regarding leasing arrangements as of December 31, 2006 (excluding the impact of contractual obligations associated with a lease entered into in January 2007 for our new corporate headquarters, as described below) that are fixed and determinable (in thousands):

Year Ended December 31,
2007	$1,529
2008	205
2009	210
2010	215
2011	220
Thereafter	476

Total	$2,855

Note that the above table does not reflect $367,000 of sublease income that we expect to receive during 2007.

Rent expense was approximately $1.3 million, $1.0 million, and $984,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Contingent rents are expensed as incurred and were immaterial in all years presented.

In January 2007, we entered into a ten-year lease for our new corporate headquarters to be located in Burlington, Massachusetts commencing September 1, 2007. Annual fixed lease payments beginning September 1,

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

2007 are approximately $1.4 million for each of the first five years of the lease and $1.5 million for each of the last five years of the lease. The lease also contains two five-year renewal options. In connection with executing the lease in January 2007, we provided the lessor with a security deposit in the form of an irrevocable letter of credit in the amount of $467,000. The letter of credit may be reduced to $232,000, if we meet certain conditions, at the end of the seventh full lease year.

To control overall quality, we purchase LED components on behalf of our contract manufacturers. Once these components are sold to the contract manufacturer, the contract manufacturer is responsible to us for any loss incurred prior to completion of the manufacturing process. In connection with our procurement of raw materials transacted with our outsourced contract manufacturers, we have the legal right to set off amounts owed to us from the contract manufacturers against accounts payable owed to the contract manufacturers for manufacture of finished goods inventory.

Contingencies —

Super Vision International, Inc.

On December 4, 2006, we entered into a settlement and license agreement with Super Vision International, Inc. (Super Vision) ending all pending litigation between the two companies. Super Vision will pay us $825,000 in equal installments over twelve months commencing January 2007 as settlement for all past claims we had against Super Vision, including the amounts awarded to us by the U.S. District Court for the District of Massachusetts, as well as future royalties on the manufacture and sale of Super Vision’s LED-based lighting products. Furthermore, Super Vision dropped its pending claim of infringement against us with respect to U.S. patent 4,962,687 in the U.S. District Court for the Eastern District of Texas, and granted us a royalty free license to that patent.

TIR Systems, Ltd.

In December 2003, we filed a lawsuit against TIR Systems Ltd. (TIR), a Canadian corporation, in the United States District Court for the District of Massachusetts. In this litigation, we allege that certain products of TIR infringe three of our patents. Our complaint was later amended to add a fourth patent. TIR has filed counterclaims seeking declarations that its products do not infringe and that the patents are invalid. We believe that these claims by TIR are without merit. We have since added four more patents to the suit and added breach of contract and theft of trade secret claims to our complaint.

In January 2006, we filed a lawsuit against TIR in the Federal Court of Canada. In this litigation, we allege that several TIR Destiny products and TIR’s LEXEL technology infringe our Canadian patent. TIR has filed counterclaims seeking declarations that its products do not infringe and that the patent is invalid. We believe that these claims by TIR are without merit.

11.	Segments

We operate in two distinct segments. These segments are identified by reference to the manner in which our management allocates resources and assesses the business, which is generally by the type of customer each segment serves. The first segment is “Lighting Systems,” through which we offer LED lighting systems under the Color Kinetics brand for installation in lighting projects where their use has typically been specified by a designer or architect. The second segment is “OEM and Licensing,” through which we offer a standard line of LED lighting modules, custom components and other products that can be incorporated by manufacturers in products sold under their own brands. Included also in the OEM and Licensing segment is the licensing of our technology.

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

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

The information set forth below is prepared in accordance with the accounting principles referred to in Note 2, with the exception that direct costs include some expenses normally allocated to different expense categories in our consolidated statements of income. There are no inter-segment transactions.

The following tables set forth segment information for the years ended December 31, 2006, 2005 and 2004, reconciled to our accompanying consolidated statements of operations (in thousands):

	Lighting	OEM and
Year Ended December 31, 2006	Systems	Licensing	Total

Revenues	$58,300	$7,124	$65,424
Cost of revenues	26,297	2,507	28,804

Gross profit	32,003	4,617	36,620
Other direct costs	17,787	1,441	19,228

Direct contribution margin	$14,216	$3,176	17,392

Reconciling items to income from operations:
Unallocated selling and marketing			2,131
Unallocated research and development			2,017
Unallocated general and administrative			12,845

Income from operations			$399

	Lighting	OEM and
Year Ended December 31, 2005	Systems	Licensing	Total

Revenues	$44,156	$8,751	$52,907
Cost of revenues	21,006	3,894	24,900

Gross profit	23,150	4,857	28,007
Other direct costs	11,663	1,142	12,805

Direct contribution margin	$11,487	$3,715	15,202

Reconciling items to income from operations:
Unallocated selling and marketing			1,490
Unallocated research and development			1,831
Unallocated general and administrative			9,396

Income from operations			$2,485

Color Kinetics Incorporated

Notes to Consolidated Financial Statements — (Continued)

	Lighting	OEM and
Year Ended December 31, 2004	Systems	Licensing	Total

Revenues	$34,435	$5,715	$40,150
Cost of revenues	16,777	3,075	19,852

Gross profit	17,658	2,640	20,298
Other direct costs	8,514	753	9,267

Direct contribution margin	$9,144	$1,887	11,031

Reconciling items to income from operations:
Unallocated selling and marketing			1,216
Unallocated research and development			1,543
Unallocated general and administrative			6,741

Income from operations			$1,531

12.  Selected Quarterly Financial Data (unaudited) (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006:
Revenues	$14,658	$15,534	$17,070	$18,162
Gross profit	8,019	8,863	9,566	10,172
Income (loss) from operations	(431)	(168)	404	594
Net income	188	425	1,076	1,553
Diluted earnings per share	0.01	0.02	0.05	0.07
2005:
Revenues	$11,516	$12,853	$14,058	$14,480
Gross profit	5,972	6,743	7,464	7,828
Income from operations	293	710	711	771
Net income	672	1,049	1,250	1,361
Diluted earnings per share	0.03	0.05	0.06	0.07

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in internal control over financial reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Color Kinetics Incorporated
Boston, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that Color Kinetics Incorporated and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report (which report is unqualified and contains an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No.  123(R), Share-Based Payment, effective January 1, 2006), dated March 15, 2007, expressed an unqualified opinion on those financial statements.

Boston, Massachusetts
March 15, 2007

Item 9B.	Other Information

On November 6, 2006 Jeffrey A. Cassis, our Senior Vice President and Chief Operating Officer, was made eligible to participate in our 2006 senior management bonus plan and was assigned a bonus target equal to 27% of his base salary (pro-rata for his date of hire). The actual amount of his bonus was to be based on the following performance measures: (i) our achievement of our adjusted operating income goal (AOI goal) (which comprised 40% his bonus target); (ii) our achievement of our revenue goal (which comprised 40% of his bonus target); and (iii) his overall performance based on the achievement of certain goals and objectives set by his manager (the MBO goal) (which comprised 20% of his bonus target).

Achievement of at least 90% of the AOI goal was required for any payment of the portion of his bonus based on our achievement of the AOI Goal. We did not achieve the minimum under our AOI goal.

Achievement of at least 85% of the revenue goal was required for any payment of the portion of his bonus based on our achievement of our revenue goal. The percent of payment was determined based on a straight line linear scale and was equivalent to the percent of the Revenue Goal achieved with no maximum.

Achievement of at least 80% of his MBO goal was required for any payment of the portion of his bonus based on achievement by him of his MBO goal. The percent of payment was based on a straight line linear scale and was equivalent to the percent of his MBO goal achieved up to 120%.

As described in our Form 8-K filed February 12, 2007, the Board of Directors, following the recommendation of the Compensation Committee and its independent compensation consultants, awarded Mr. Cassis, along with our other executive officers, discretionary cash bonuses, which together with their bonus under the 2006 senior management bonus plans, resulted in total bonus payments to each of them equal to the amounts of their earned MBO Goal plus 92% of their non-MBO Goal bonus targets under the 2006 senior management bonus plans.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding executive officers set forth under the caption “Executive Officers of the Registrant” in Item 1 of this Annual Report is incorporated herein by reference.

The information regarding directors set forth under the captions “Election of Three Directors”, “Background Information About Our Directors Continuing in Office” and “Board Committees” appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2007, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006 (the Definitive Proxy Statement) is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Exchange Act set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our Definitive Proxy Statement is incorporated herein by reference.

The information regarding the audit committee financial expert set forth under the caption “Audit Committee” appearing in our Definitive Proxy Statement is incorporated herein by reference.

The information regarding the audit committee set forth under the caption “Audit Committee” appearing in our Definitive Proxy Statement is incorporated herein by reference.

The information regarding our code of ethics set forth under the caption “Code of Ethics” appearing in our Definitive Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors and Executive Officers (other than information set forth under “Equity Compensation Plans”) and “Compensation Committee Report” appearing in our Definitive Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Equity Compensation Plans” and “Stock Owned by Directors, Executive Officers and Greater Than 5% Stockholders” appearing in our Definitive Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and “Independent Directors” appearing in our Definitive Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the captions “Independent Registered Public Accounting Firm Fees”, and “Pre-Approval Policies and Procedures” appearing in our Definitive Proxy Statement is incorporated herein by reference.

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

None

(3) Exhibits

Documents listed below are being filed as exhibits in this Annual Report on Form 10-K. Documents followed by a footnote are not included herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the SEC under the Securities Exchange Act of 1934 (the Act), reference is made to such documents as previously filed as exhibits with the SEC.

Exhibit No.	Description

3.2	Seventh Amended and Restated Certificate of Incorporation of Color Kinetics Incorporated(1)
3.4	Second Amended and Restated By-Laws of Color Kinetics Incorporated(1)
4.1	Specimen certificate for common stock of Color Kinetics Incorporated(1)
*10.1	1998 Incentive and Non-Statutory Stock Option Plan(1)
*10.2	2004 Employee Stock Purchase Plan(1)
*10.3	2004 Stock Incentive Plan(2)
10.5	Lease Agreement by and between Color Kinetics Incorporated and RAK Old South Associates Limited Partnership, dated as of April 25, 2000(1)

Exhibit No.	Description

10.6	Letter from registrant to RAK Group, LLC exercising option to lease additional space, dated June 28, 2000(1)
10.7	Storage Space Lease Agreement by and between Color Kinetics Incorporated and RAK Old South Associates Limited Partnership, dated April 25, 2000(1)
10.8	Sublease Agreement by and between Color Kinetics Incorporated and SmartBargains, Inc., dated as of September 24, 2002(1)
10.9	First Amendment to Sublease Agreement by and between Color Kinetics Incorporated and SmartBargains, Inc., dated as of October 30, 2002(1)
10.10	Lease by and between Color Kinetics Incorporated and Shenzhen Talfook Chong Industrial Co., LTD dated December 8, 2003(1)
*10.11	Letter from registrant to William J. Sims dated September 14, 2001, stating terms of employment(1)
10.12	Loan and Security Agreement by and between Color Kinetics Incorporated and Silicon Valley Bank dated September 2, 2003(1)
*10.13	Letter agreement by and between Color Kinetics Incorporated and William J. Sims, dated September 14, 2001(1)
*10.15	Letter agreement by and between Color Kinetics Incorporated and David Johnson, dated April 2, 2001 (1)
*10.16	Letter agreement by and between Color Kinetics Incorporated and Ihor Lys, dated April 2, 2001(1)
*10.17	Letter agreement by and between Color Kinetics Incorporated and Frederick M. Morgan, dated April 2, 2001(1)
*10.21	2005 Directors’ Deferred Compensation Plan(3)
*10.22	Form of Incentive Stock Option Grant Letter(4)
*10.23	Form of Non-statutory Stock Option Grant Letter(5)
*10.24	Incentive Stock Option Agreement(6)
*10.25	Non-statutory Stock Option Agreement(7)
*10.27	Letter agreement by and between Color Kinetics Incorporated and George Mueller, dated April 11, 2006(8)
*10.28	Consulting agreement by and between Color Kinetics Incorporated and George Mueller, dated as of April 11, 2006(9)
*10.29	Amendment to the Chief Executive Officer Bonus Plan(10)
*10.30	Amendment to Color Kinetics Incorporated’s Non-Employee Director Compensation Plan
10.31	Lease Agreement with Three Burlington Woods LLC dated January 8, 2007(11)
10.32	Expansion Option Agreement with Burlington Woods Office Trust No. 2, dated January 8, 2007(11)
*10.33	2007 Senior Management Bonus Plans
21.1	List of subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 — William J. Sims
31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 — David K. Johnson
32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the similarly numbered exhibit to our Registration Statement on Form S-1, File No. 333-114386.

(2)	Incorporated by reference to Exhibit 4.3 on Form S-8 filed June 16, 2006

(3)	Incorporated by reference to Exhibit 10.2 on Form 8-K filed August 2, 2005

(4)	Incorporated by reference to Exhibit 10.1 on Form 8-K filed October 31, 2005

(5)	Incorporated by reference to Exhibit 10.2 on Form 8-K filed October 31, 2005

(6)	Incorporated by reference to Exhibit 10.21 on Form 10-K/A filed on December 30, 2005

(7)	Incorporated by reference to Exhibit 10.22 on Form 10-K/A filed on December 30, 2005

(8)	Incorporated by reference to Exhibit 99.1 on Form 8-K filed April 14, 2006

(9)	Incorporated by reference to Exhibit 99.1 on Form 8-K filed June 6, 2006

(10)	Incorporated by reference to Exhibit 10.29 on Form 10-Q filed on October 31, 2006

(11)	Incorporated by reference to Exhibit 99.1 on Form 8-K filed January 10, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2007.

COLOR KINETICS INCORPORATED

By:	/s/ William J. Sims
William J. Sims
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. SIMS William J. Sims	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2007

/s/ DAVID K. JOHNSON David K. Johnson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

/s/ ELISABETH ALLISON Elisabeth Allison	Director	March 15, 2007

/s/ JOHN E. ABELE John E. Abele	Director	March 15, 2007

/s/ NOUBAR B. AFEYAN Noubar B. Afeyan	Director	March 15, 2007

/s/ GARO H. ARMEN Garo Armen	Director	March 15, 2007

/s/ MICHAEL HAWLEY Michael Hawley	Director	March 15, 2007

/s/ GEORGE G. MUELLER George G. Mueller	Director	March 15, 2007

/s/ WILLIAM K. O’BRIEN William K. O’Brien	Director	March 15, 2007

/s/ JAMES F. O’CONNOR James F. O’Connor	Director	March 15, 2007