Form 10-Q
period 2007-03-31
COLOR KINETICS INC
filed 2007-05-10
CIK 1048611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007
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
Yes ☐       No ☑
As of April 30, 2007, there were 21,325,586 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

COLOR KINETICS INCORPORATED
FORM 10-Q
FOR THE THREE MONTHS ENDED March 31, 2007
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Color Kinetics Incorporated
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and equivalents	$44,522	$60,997
Investments	56,882	38,985
Restricted cash	500	500
Accounts receivable, net	12,755	11,480
Accounts receivable from related party	—	82
Inventory	8,963	6,805
Prepaid expenses and other current assets	2,003	3,159

Total current assets	125,625	122,008
PROPERTY AND EQUIPMENT—net	2,592	2,199
INTANGIBLE ASSETS—net	278	282
RESTRICTED CASH—Non-current portion	464	—

TOTAL ASSETS	$128,959	$124,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,354	$3,690
Accrued expenses	2,347	2,238
Accrued compensation	1,999	3,073
Accrued warranty	986	1,007
Accrued restructuring	152	243
Deferred revenue	1,464	195

Total current liabilities	12,302	10,446

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value	21	21
Additional paid-in capital	141,609	140,498
Accumulated other comprehensive loss	(107)	(112)
Accumulated deficit	(24,866)	(26,364)

Total stockholders’ equity	116,657	114,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,959	$124,489

See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
REVENUES (1):
Lighting systems	$16,966	$13,098
OEM and licensing	1,818	1,560

Total revenues	18,784	14,658
COST OF REVENUES:
Lighting systems	7,885	6,099
OEM and licensing	553	540

Total cost of revenues	8,438	6,639

GROSS PROFIT	10,346	8,019

OPERATING EXPENSES:
Selling and marketing	4,561	3,755
Research and development	2,286	1,604
General and administrative	3,264	3,091

Total operating expenses	10,111	8,450

INCOME (LOSS) FROM OPERATIONS	235	(431)
INTEREST INCOME	1,263	562
EQUITY IN EARNINGS OF JOINT VENTURE	—	57

NET INCOME	$1,498	$188

EARNINGS PER SHARE:
Basic	$0.07	$0.01
Diluted	$0.07	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,312	18,410
Diluted	22,209	19,946

	Three Months Ended March 31,
	2007	2006
(1) Includes revenues from related parties as follows:
Lighting systems	$—	$778
OEM and licensing	—	43

Total related party revenues	$—	$821

See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,498	$188
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	354	247
Stock-based compensation	821	547
Equity in earnings of joint venture	—	(57)
Common stock issued for services	13	23
Changes in assets and liabilities:
Accounts receivable	(1,193)	(761)
Inventory	(2,158)	380
Prepaid expenses and other current assets	1,156	(1,233)
Accounts payable	1,664	688
Accrued expenses	(986)	(787)
Deferred revenue	1,269	24
Accrued restructuring	(91)	(95)

Cash flows from operating activities	2,347	(836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(35,057)	(6,768)
Maturities of investments	17,164	—
Purchases of property and equipment	(742)	(444)
Purchase of patent	—	(300)
Restricted cash	(464)	500

Cash flows from investing activities	(19,099)	(7,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	139	179
Proceeds from issuance of common stock under the employee stock purchase plan	137	132

Cash flows from financing activities	276	311

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1	(2)

DECREASE IN CASH AND EQUIVALENTS	(16,475)	(7,539)
CASH AND EQUIVALENTS—Beginning of period	60,997	43,032

CASH AND EQUIVALENTS—End of period	$44,522	$35,493

See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Notes to Unaudited Condensed Consolidated Financial Statements
1. Nature of Business and Basis of Presentation
Nature of Business – Color Kinetics Incorporated, incorporated in Delaware on September 15, 1997, designs, sells and markets LED lighting systems and related OEM components and licenses its intellectual property. We sell our products through our direct sales force and network of manufacturer’s representatives and distributors.
Basis of Presentation –The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2006 included in our Annual Report on Form 10-K (File No. 000-50798) filed with the Securities and Exchange Commission.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP. Our operating results for the interim period presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007 or any future periods.
2. Revenue Recognition
We recognize revenues in connection with sales of our lighting systems and OEM products when all of the following conditions have been met: (1) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products have been delivered and title and risk of loss has passed to the customer, which typically occurs when a product is shipped under our customary terms, generally FOB shipping point; (3) the amount of revenue to which we are entitled is fixed or determinable; and (4) we believe it is probable that we will be able to collect the amount due to us from our customer. To the extent that one or more of these conditions is not present, we defer recognition of revenue until all the conditions are present. We classify the amount of freight that is invoiced to our customers as revenue, with the corresponding cost classified as cost of revenues.
We offer our lighting systems customers limited rights of return, which typically provide that within 30 days of shipment products in unopened and saleable condition may, at our discretion, be returned to us for refund, on terms which may include a 15% restocking fee. We also provide certain distributors with limited stock rotation rights. Based on historical experience, we provide for potential returns from customers through a sales return reserve, included in accrued expenses. The reserve is evaluated and adjusted as conditions warrant. An allowance for doubtful accounts is also provided to reserve for credit losses as a result of customers’ inability to pay.
We recognize licensing revenues based on royalty reporting from licensees. We typically receive these reports on a quarterly basis in arrears.
3. Stock-Based Compensation
We account for stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.
The following table provides the classification of total stock-based compensation as reflected in our condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of revenues	$30	$19
Selling and marketing	207	116
Research and development	149	124
General and administrative	435	288

Total stock-based compensation expense	$821	$547

4. Inventory
Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following, net of reserves (in thousands):

	March 31,	December 31,
	2007	2006
Finished goods	$8,447	$6,587
Raw material components	516	218

Total	$8,963	$6,805

5. Intangible Assets
Intangible assets consist of a patent we purchased in February 2006 for $300,000. Amortization is being provided over the approximate 16-year estimated useful life of the patent.
6. Warranty Reserve
For purchases made prior to June 1, 2006, our products are generally warranted against defects for 12 months following ultimate delivery to the end user. For purchases made on or after June 1, 2006, our products are generally warranted against defects for 24 months following purchase. Reserves for potential warranty claims are provided at the time of revenue recognition based on historical claims experience, repair costs and current sales levels. Activity within the reserve was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance, beginning of period	$1,007	$876
Provisions in cost of revenues	31	169
Expenditures	(52)	(164)

Balance, end of period	$986	$881

7. Income Taxes
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has a less than 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no material effect on our financial statements as a result of adoption of FIN 48 on January 1, 2007.
We are subject to taxation in the United States and various state and foreign jurisdictions. The tax years 2003-2006 remain open to examination for all taxing jurisdictions to which we are subject.

As of January 1, 2007 and March 31, 2007, we had no material unrecognized tax benefits.
Upon adoption of FIN 48, we elected to recognize interest on unrecognized tax benefits in interest expense and penalties in operating expenses. We had no accrued interest or penalties related to uncertain tax positions as of March 31, 2007.
8. Earnings per Share
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is calculated using the weighted average number of common shares outstanding giving effect to outstanding dilutive stock options and stock warrants using the treasury stock method.
For the three months ended March 31, 2007 and 2006, outstanding stock options to purchase approximately 951,000 and 863,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because including these options would be anti-dilutive. A reconciliation of shares used in the computation of basic earnings per share and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Weighted average shares for basic computation	21,312	18,410
Potential common shares from:
Options	810	1,061
Warrants	87	475

Weighted average shares for diluted computation	22,209	19,946

9. Segment Information
We operate in two distinct segments. These segments are identified by reference to the manner in which our management allocates resources and assesses the business, which is generally by the type of customer each segment serves. The first segment is “Lighting Systems,” through which we offer LED lighting systems under the Color Kinetics brand for installation in lighting projects where use has typically been specified by a designer or architect. The second segment is “OEM and Licensing,” through which we offer a standard line of LED lighting modules, custom components and other products that can be incorporated by manufacturers in products sold under their own brands. Included also in the OEM and Licensing segment is the licensing of our intellectual property.
Direct contribution margin includes direct costs normally associated with cost of revenues and additional direct costs, such as direct selling expenses, included in other expense categories contained in the accompanying consolidated statements of income. Based on available information, we do not generate information regarding indirect costs by segment or assets or cash flows by segment, and hence, such information is not provided below.
The information set forth below is prepared in accordance with the accounting principles referred to in Note 1, with the exception that direct costs include some expenses normally allocated to different expense categories in our consolidated statements of income. There are no inter-segment transactions.
The following tables set forth our segment information on an interim basis (in thousands):

Three Months Ended March 31,

	2007			2006
	Lighting	OEM and		Lighting	OEM and
	Systems	Licensing	Total	Systems	Licensing	Total
Revenues	$16,966	$1,818	$18,784	$13,098	$1,560	$14,658
Cost of revenues	7,885	553	8,438	6,099	540	6,639

Gross profit	9,081	1,265	10,346	6,999	1,020	8,019
Other direct costs	5,049	394	5,443	4,029	388	4,417

Direct contribution margin	$4,032	$871	4,903	$2,970	$632	3,602

Reconciling items to income (loss) from operations:
Unallocated selling and marketing			647			648
Unallocated research and development			757			294
Unallocated general and administrative			3,264			3,091

Income (loss) from operations			$235			$(431)

10. Comprehensive Income
Comprehensive income includes all changes in equity during a period except those resulting from investing by owners and distributions to owners. For the three months ended March 31, 2007 and 2006, comprehensive income is composed of our net income, currency translation adjustments, and unrealized holding gains and losses on investments. The following table sets forth the calculation of comprehensive income on an interim basis (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$1,498	$188
Foreign currency translation adjustments	1	(2)
Unrealized holding gains (losses) on investments	4	(6)

Total comprehensive income	$1,503	$180

11. Investment in Joint Venture
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
12. Commitments and Contingencies
Commitment – In January 2007, we entered into a ten-year lease for our new corporate headquarters to be located in Burlington, Massachusetts commencing September 1, 2007. Annual fixed lease payments beginning September 1, 2007 are approximately $1.4 million for each of the first five years of the lease and $1.5 million for each of the last five years of the lease. The lease also contains two five-year renewal options.
Contingencies –
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
On March 13, 2007 TIR announced that they entered into an agreement with Royal Philips Electronics whereby Philips will acquire 100% of the outstanding shares of TIR.

Boca Flasher Incorporated
On March 19, 2007, we filed a patent infringement complaint against Boca Flasher Incorporated in the U.S. District Court for the District of Massachusetts. In this suit we allege that certain products of Boca Flasher infringe eight of our patents. We are seeking injunction, damages, and fees.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statements
The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q contains, and other information provided by Color Kinetics Incorporated or statements made by our directors, officers or employees from time to time may contain, forward-looking statements and information, which involve risks and uncertainties. Actual future results may differ materially. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions and other statements which are other than statements of historical facts. In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “believes,” “contemplates,” “predicts,” “projects,” “continue” and other similar terminology or the negative of these terms. All such forward-looking statements, whether written or oral, are expressly qualified by the cautionary statements contained in this Form 10-Q, including those set forth below under the heading “Risk Factors,” and any other cautionary statements which may accompany the forward-looking statements. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements we make.
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
Since our founding in September 1997, we have invested substantially in research and development in a number of disciplines related to LED lighting, including thermal and optical engineering, analog and digital circuit design, power conversion, network architectures, control software and user interfaces. As a result of this process of continuous innovation, we have developed a broad range of products, services and technologies and have a patent portfolio with 65 issued U.S. and foreign patents and approximately 180 patent applications pending worldwide at March 31, 2007. We also have an extensive pipeline of new technologies under development. Our patents and patent applications apply to many aspects of LED lighting technology, and also apply to many methods of implementing LED lighting in a wide variety of markets and applications.
We incorporate our proprietary technologies in a wide range of products, including LED lighting modules and fixtures, digital controllers, and software for creating and controlling lighting effects, supported by related hardware and accessories. We offer our products for sale as individual components, or as complete, integrated lighting systems that include all the elements necessary to create and operate LED lighting installations for many types of interior and exterior applications. We sell LED lighting modules and systems incorporating our proprietary technologies to lighting manufacturers and others on an OEM basis, enabling them to bring the benefits of our technologies rapidly to market. We also license our intellectual property on a royalty-bearing basis.
We draw upon our domain expertise in LEDs, LED binning, electrical, optical, systems, mechanical and thermal engineering, power conversion, LED control, and application software to provide applications engineering, integration and technical support services to assist our customers in specifying, installing and operating our systems.

We currently operate in two principal lines of business:
•	Lighting systems: We offer intelligent LED lighting systems sold under the Color Kinetics brand for installation in lighting projects where their use has typically been specified by a designer or architect. We also sell simplified LED lighting systems for broader categories of the lighting market.

•	OEM and licensing: We offer a standard line of LED lighting modules, custom and basic components and other products that can be incorporated by manufacturers in products sold under their own brands. We also license our intellectual property. We believe that our proprietary technologies not only provide a competitive advantage in many markets where we compete directly, but also offer increasing opportunities, through our OEM or licensing programs, to reach markets and applications that cannot be served efficiently by our own direct sales force.
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
We currently offer two families of white light products: essentialWhite and intelliWhite. Our essentialWhite line of products is a relatively inexpensive offering providing a dimmable white light output at a fixed color temperature using our proprietary technology. Our intelliWhite line of products is a higher-end offering that, in addition to providing dimmability, provides variable color temperature of white light using our proprietary Chromacore and Chromasic technology. To date, we have not derived substantial revenues from sales of our white light products. However, in 2007 we will continue to devote substantial resources to the development of new and enhanced white light products, including adding a new business unit to focus exclusively on the white light specialty and general lighting market. Although we believe these initiatives will increase our 2007 white light product revenues from 2006 levels, we do not expect (and have not experienced to date) our 2007 white light product revenues to be a significant portion of our total 2007 revenues. In the long run we believe that as LED manufacturers overcome many of the technical obstacles to improving the initial cost and performance of white light LEDs and as consumers become comfortable with LED lighting systems, they will ultimately value white light LED lighting systems that incorporate many of our core “intelligent control” technologies.
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
We have identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of our condensed consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
To the extent that one or more of these conditions is not present, we defer recognition of revenue until all the conditions are present. We classify the amount of freight invoiced to the customer as revenue, with the corresponding cost classified as cost of revenues.
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
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has a less than 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of January 1, 2007 with no cumulative effect adjustment recorded at adoption.
Stock-Based Compensation. We account for stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited. If our actual experience differs significantly from our estimates and we choose to employ different assumptions in the future, the stock-based compensation expense that we record in future periods may differ materially from that recorded in the current period.
Results of Operations
The following table sets forth certain income and expense items as a percentage of total revenues (or, in the case of our cost of lighting systems revenues and cost of OEM and licensing revenues, as a percentage of the related revenues):

	Percentage of Total Revenues
	Three Months Ended March 31,
	2007	2006
Revenues:
Lighting systems	90%	89%
OEM and licensing	10	11

Total revenues	100	100
Cost of revenues:
Cost of lighting systems, as a percentage of lighting systems revenues	46	47
Cost of OEM and licensing, as a percentage of OEM and licensing revenues	30	35

Total cost of revenues	45	45

Gross profit	55	55

Operating expenses:
Selling and marketing	24	26
Research and development	12	11
General and administrative	18	21

Total operating expenses	54	58

Income (loss) from operations	1	(3)
Interest income	7	4
Equity in earnings of joint venture	—	—

Net income	8%	1%

Revenues. Total revenues increased 28% from $14.7 million in the first quarter of 2006 to $18.8 million in the first quarter of 2007.
Lighting systems revenues increased 30% from $13.1 million in the first quarter of 2006 to $17.0 million in the first quarter of 2007. Lighting systems revenues in the United States of America (U.S.) and Canada increased 36%, from $8.4 million in the first quarter of 2006 to $11.5 million in the first quarter of 2007, and in markets outside the U.S. and Canada increased 17%, from $4.7 million in the first quarter of 2006 to $5.5 million in the first quarter of 2007.
The increase in lighting systems revenues for the first quarter of 2007 as compared to the same period in 2006 was primarily attributable to increased sales of our intelligent LED lighting systems, the addition of new products to our product line in prior periods, growth in our direct sales force, and our ongoing efforts to expand and support our network of U.S. and Canadian manufacturer’s representatives and international distributors.
Effective December 31, 2006, we terminated our joint venture agreement with Yamagiwa Corporation (Yamigiwa) and sold our 50% ownership interest in Color Kinetics Japan (CK Japan) to Yamagiwa, at which time CK Japan ceased to be a related party. Sales in the Japanese market to CK Japan in the first quarter of 2006 amounted to $821,000.
Our OEM and licensing revenues increased 17%, from $1.6 million in the first quarter of 2006 to $1.8 million in the first quarter of 2007. Licensing revenues increased from $457,000 in the first quarter of 2006 to $859,000 in the first quarter of 2007 due primarily to an increase in our existing base of licensees. OEM revenues decreased from $1.1 million in the first quarter of 2006 to $959,000 in the first quarter of 2007 due primarily to variability in the timing of customer orders for OEM components.
No customer accounted for more than 10% of total revenues in either of the first quarters of 2006 or 2007.
Gross Profit. Total gross profit increased from $8.0 million in the first quarter of 2006 to $10.3 million in the first quarter of 2007. The dollar increase was attributable primarily to increased sales, as gross profit as a percentage of revenues, or gross margin, remained relatively constant at approximately 55% for each of the first quarters of 2006 and 2007.
Gross margin from lighting systems increased from 53% in the first quarter of 2006 to 54% in the first quarter of 2007. The increase was primarily attributable to a more favorable product mix, a more favorable regional sales mix, and reduced materials costs. Gross margin from lighting systems may vary in future periods depending on a number of factors, most notably product mix, changes in material costs, and the timing of larger deals which, on average, tend to have lower gross margins.
Gross margin from our OEM and licensing business increased from 65% in the first quarter of 2006 to 70% in the first quarter of 2007. The increase was primarily attributable to increased percentages of higher margin licensing revenues, partially offset by the impact of a lower margin OEM product development revenue contract, in the first quarter of 2007. Gross margin for our OEM and licensing business may vary in future periods depending on the mix of OEM products and the relative percentage of licensing revenues.

Selling and Marketing Expenses. Selling and marketing expenses increased 21% from $3.8 million in the first quarter of 2006 to $4.6 million in the first quarter of 2007. As a percentage of total revenues, selling and marketing expenses decreased from 26% in the first quarter of 2006 to 24% in the first quarter of 2007. The increase in dollar amount was primarily attributable to a $592,000 increase in personnel-related costs due to the expansion of our worldwide sales force and other personnel, a $336,000 increase in commissions to our U.S. and Canadian manufacturer’s representatives as a result of our revenue growth, a $131,000 increase in marketing and channel support programs, and a $91,000 increase in stock-based compensation charges. The decrease in selling and marketing expenses as a percentage of revenues was due primarily to the relative increase in revenues. We expect our selling and marketing expenses to increase in dollar amount in subsequent periods as a result of (1) increased commissions to our manufacturer’s representatives, commensurate with our expected revenue growth; (2) increased payroll-related expenses as we add personnel primarily in the area of direct sales and sales support; and (3) increased spending as a result of planned product releases, as well as increases in various variable marketing programs.
Research and Development Expenses. Research and development expenses increased 43%, from $1.6 million in the first quarter of 2006 to $2.3 million in the first quarter of 2007. As a percentage of total revenues, research and development expenses increased from 11% in 2006 to 12% in 2007. The increase in both dollar amount and as a percentage of revenues was primarily attributable to a 16% increase in our research and development headcount based both in our Boston and China offices and increased spending related to product development, testing and environmental regulatory compliance. We expect our research and development expenses to increase in dollar amount in subsequent periods, as we add more engineering personnel and devote additional resources to developing new products and technologies and supporting scheduled new product introductions.
General and Administrative Expenses. General and administrative expenses increased 6%, from $3.1 million in the first quarter of 2006 to $3.3 million in the first quarter of 2007. Total outside legal expenses decreased from $955,000 in the first quarter of 2006 to $792,000 in the first quarter of 2007 due primarily to lower patent prosecution costs and a first quarter 2006 corporate project. As a percentage of total revenues, general and administrative expenses decreased from 21% in the first quarter of 2006 to 18% in the first quarter of 2007. The increase in dollar amount was primarily attributable to a $149,000 increase due to increased personnel-related costs to support overall growth in the business and a $147,000 increase in stock-based compensation charges. The decrease in general and administrative expenses as a percentage of revenues was due primarily to the relative increase in revenues. We expect general and administrative expenses in the second quarter of 2007 to remain relatively consistent in dollar amount with the first quarter of 2007. The timing and extent of patent and litigation activity related to building or defending our intellectual property rights is uncertain, and we therefore expect quarter to quarter variability.
Interest Income. Interest income increased from $562,000 in the first quarter of 2006 to $1.3 million in 2007, due to higher average cash, cash equivalent, and investment balances, as well as higher average yields on these investments in 2007.
Equity in Earnings of Joint Venture. Effective December 31, 2006, we terminated our joint venture agreement with Yamigiwa and sold our 50% ownership interest in CK Japan to Yamagiwa. Equity in earnings of joint venture amounted to $57,000 in the first quarter of 2006.
Provision for Income Taxes. We recorded no provision for income tax in either the first quarter of 2006 or 2007 due to our historical net losses. At December 31, 2006, we had net loss carryforwards available to offset future taxable income of $30.0 million and federal research and development tax credit carryforwards available to reduce future taxes payable of $1.1 million. Should it become more likely than not that these assets will be recovered, we would remove all or a portion of the allowances provided, which would have the effect of reducing or eliminating our provision for income tax and possibly creating a tax benefit to earnings. For 2007, the realization of tax benefits remains uncertain and as such will only be recognized to the extent utilization of such carryforwards are allowable as an offset against any income taxes that would otherwise be owed for 2007.
Liquidity and Capital Resources
At March 31, 2007, we had $101.4 million in cash and equivalents and investments, representing an increase of $1.4 million compared to our $100.0 million balance of cash and equivalents and investments at December 31, 2006.
During the first three months of 2007, we generated $2.3 million of cash from operating activities, as compared to using $836,000 in the first three months of 2006. The increase in cash generated from operating activities during the first three months of 2007 as compared to cash used in the first three months of 2006 was primarily due to higher net income (excluding the impact of non-cash stock-based compensation charges), increased accounts payable due primarily to the timing of expenses and payments, increased deferred revenue associated with a $1.3 million customer deposit received for a product sale not shipped at the end of the first quarter of 2007, and changes in our other operating assets and liabilities, offset partially by increased inventory purchases to meet expected demand of certain products and higher accounts receivable balances as a result of revenue growth.
Net cash used in investing activities was $19.1 million in the first three months of 2007, reflecting $17.9 million of net purchases of investments, $742,000 of purchases of property and equipment (primarily leasehold improvements related to our showroom in New York City as well as tooling and test equipment related to our product development efforts) and $464,000 for a letter of credit required pursuant to the lease for our new corporate headquarters in Burlington, Massachusetts. Investments are composed of state and municipal obligations, U.S. Treasury obligations, and investment-grade commercial paper. We expect capital expenditures to increase in subsequent periods, primarily due to anticipated spending related to leasehold improvements for our new corporate headquarters in Burlington, Massachusetts.
Net cash provided by financing activities was $276,000 during the first three months of 2007, attributable to $139,000 in proceeds from the exercise of stock options and $137,000 of proceeds from the issuance of common stock pursuant to our Employee Stock Purchase Plan.
We anticipate that our cash and equivalents and investments at March 31, 2007 will be sufficient to fund our foreseeable cash requirements for at least the next twelve months.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
(b) Changes in internal control over financial reporting.
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On March 13, 2007 TIR announced that they entered into an agreement with Royal Philips Electronics whereby Philips will acquire 100% of the outstanding shares of TIR.
Boca Flasher Incorporated
On March 19, 2007, we filed a patent infringement complaint against Boca Flasher Incorporated in the U.S. District Court for the District of Massachusetts. In this suit we allege that certain products of Boca Flasher infringe eight of our patents. We are seeking injunction, damages, and fees.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 under Item 1A “Risk Factors” except as follows.
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
Item 5. Other Information
As we disclosed on our Form 8-K filed on May 1, 2007 under “Compensatory arrangements of certain officers” we entered into severance agreements with each of our chief executive officer, chief operating officer, chief financial officer, chief technical officer and chief scientist on May 1, 2007. Furthermore, we stated that “The existing agreements with each of our chief executive officer, chief financial officer, chief scientist and chief technical officer (“Prior Agreements”), providing for four months severance in the event of a termination other than for death, Disability, Cause (as such terms are defined in such Prior Agreements) or resignation, remain in full force and effect, except that in the event of a termination which would cause severance payments to such individuals under both their Prior Agreements and the agreements dated May 1, 2007, then payments under the agreements dated May 1, 2007 will be reduced by payments already made under the Prior Agreements.” In fact, however, our existing agreement with our chief executive officer (filed as Exhibit 10.13 to our Form 10-K for year ended December 31, 2006) provides for one year severance in the event of a termination other than for death, Disability, Cause (as such terms are defined in his prior agreement) or resignation.
Item 6. Exhibits

Exhibit No.	Description

3.2	Seventh Amended and Restated Certificate of Incorporation of Color Kinetics Incorporated (1)

3.4	Third Amended and Restated By-Laws of Color Kinetics Incorporated (2)

*10.2	Employee Stock Purchase Plan

10.31	Lease Agreement with Three Burlington Woods LLC dated January 8, 2007(3)

10.32	Expansion Option Agreement with Burlington Woods Office Trust No. 2, dated January 8, 2007(3)

*10.33	2007 Senior Management Bonus Plans

*10.34	Letter Agreement by and between Color Kinetics Incorporated and William J. Sims, dated May 1, 2007 (4)

*10.35	Letter Agreement by and between Color Kinetics Incorporated and David K. Johnson, dated May 1, 2007 (4)

*10.36	Letter Agreement by and between Color Kinetics Incorporated and Jeffrey Cassis, dated May 1, 2007 (4)

*10.37	Letter Agreement by and between Color Kinetics Incorporated and Frederick M. Morgan, dated May 1, 2007 (4)

*10.38	Letter Agreement by and between Color Kinetics Incorporated and Ihor Lys, dated May 1, 2007 (4)

31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – William J. Sims.

31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – David K. Johnson

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the similarly numbered exhibit to our Registration Statement on Form S-1, File No. 333-114386.

(2)	Incorporated by reference to Exhibit 99.1 on Form 8-K filed May 1, 2007

(3)	Incorporated by reference to Exhibit 99.1 on Form 8-K filed January 10, 2007

(4)	Incorporated by reference to Exhibit 99.1 on Form 8-K filed May 1, 2007
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May 2007.

COLOR KINETICS INCORPORATED (Registrant)
By:	/s/ William J. Sims
William J. Sims
Chief Executive Officer

By:	/s/ David K. Johnson
David K. Johnson
Chief Financial Officer