Form 10-Q
period 2007-06-30
COLOR KINETICS INC
filed 2007-08-08
CIK 1048611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007
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
Yes ☐     No ☑
As of July 31, 2007, there were 21,536,817 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

COLOR KINETICS INCORPORATED
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2007
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Color Kinetics Incorporated
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and equivalents	$41,841	$60,997
Investments	59,323	38,985
Restricted cash	500	500
Accounts receivable, net	13,378	11,480
Accounts receivable from related party	—	8 2
Inventory	9,255	6,805
Prepaid expenses and other current assets	3,062	3,159

Total current assets	127,359	122,008

PROPERTY AND EQUIPMENT—net	4,733	2,199
INTANGIBLE ASSETS—net	273	282
RESTRICTED CASH—Non-current portion	464	—

TOTAL ASSETS	$132,829	$124,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,396	$3,690
Accrued expenses	2,804	2,238
Accrued compensation	3,192	3,073
Accrued warranty	811	1,007
Accrued restructuring	61	243
Deferred revenue	183	195

Total current liabilities	13,447	10,446

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value	21	21
Additional paid-in capital	143,831	140,498
Accumulated other comprehensive loss	(156)	(112)
Accumulated deficit	(24,314)	(26,364)

Total stockholders’ equity	119,382	114,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$132,829	$124,489

     See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Condensed Consolidated Statements of Income
 (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES (1):
Lighting systems	$18,812	$13,729	$35,778	$26,827
OEM and licensing	2,223	1,805	4,041	3,365

Total revenues	21,035	15,534	39,819	30,192
COST OF REVENUES:
Lighting systems	8,935	6,036	16,820	12,135
OEM and licensing	492	635	1,045	1,175

Total cost of revenues	9,427	6,671	17,865	13,310

GROSS PROFIT	11,608	8,863	21,954	16,882

OPERATING EXPENSES:
Selling and marketing	5,514	4,322	10,075	8,077
Research and development	2,318	1,801	4,604	3,405
General and administrative	4,481	2,908	7,745	5,999

Total operating expenses	12,313	9,031	22,424	17,481

LOSS FROM OPERATIONS	(705)	(168)	(470)	(599)
INTEREST INCOME	1,257	636	2,520	1,198
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	—	(43)	—	14

NET INCOME	$552	$425	$2,050	$613

EARNINGS PER SHARE:
Basic	$0.03	$0.02	$0.10	$0.03
Diluted	$0.02	$0.02	$0.09	$0.03
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,403	18,506	21,358	18,458
Diluted	22,593	19,974	22,409	19,960

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(1) Includes revenues from related parties as follows:
Lighting systems	$—	$701	$—	$1,479
OEM and licensing	—	—	—	43

Total related party revenues	$—	$701	$—	$1,522

     See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Condensed Consolidated Statements of Cash Flows
 (In thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,050	$613
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	799	584
Stock-based compensation	1,711	1,170
Equity in earnings of joint venture	—	(14)
Common stock issued for services	44	47
Changes in assets and liabilities:
Accounts receivable	(1,816)	(2,214)
Inventory	(2,450)	641
Prepaid expenses and other current assets	97	(618)
Accounts payable	2,706	659
Accrued expenses	489	27
Deferred revenue	(12)	203
Accrued restructuring	(182)	(192)

Cash flows from operating activities	3,436	906

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(58,763)	(11,228)
Maturities of investments	38,385	3,455
Purchases of property and equipment	(3,323)	(1,194)
Purchase of patent	—	(300)
Restricted cash	(464)	500

Cash flows from investing activities	(24,165)	(8,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	1,441	528
Proceeds from issuance of common stock	137	132

Cash flows from financing activities	1,578	660

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5)	(2)

DECREASE IN CASH AND EQUIVALENTS	(19,156)	(7,203)
CASH AND EQUIVALENTS—Beginning of period	60,997	43,032

CASH AND EQUIVALENTS—End of period	$41,841	$35,829

     See accompanying notes to unaudited condensed consolidated financial statements.

Color Kinetics Incorporated
Notes to Unaudited Condensed Consolidated Financial Statements
1. Nature of Business and Basis of Presentation
Nature of Business — Color Kinetics Incorporated, incorporated in Delaware on September 15, 1997, designs, sells and markets LED lighting systems and related OEM components and licenses its intellectual property. We sell our products through our direct sales force and network of manufacturer’s representatives and distributors.
Basis of Presentation —The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted in accordance with such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2006 included in our Annual Report on Form 10-K (File No. 000-50798) filed with the Securities and Exchange Commission.
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
Pending Merger with Philips — On June 18, 2007, we entered into an Agreement and Plan of Merger (Merger Agreement) with Philips Holding USA, Inc., a Delaware corporation (Philips) and Black & White Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Philips (Sub) pursuant to which Philips will acquire all of our outstanding equity interests.
In accordance with the Merger Agreement, we will merge with and into Sub, and we will continue as the surviving corporation and a wholly owned subsidiary of Philips. The merger consideration will consist of $34.00 in cash per share of our common stock, par value $0.001 per share, issued and outstanding (other than shares held by us, Philips or Sub, which will be canceled and retired).
The transaction has been unanimously approved by our board of directors and is subject to stockholder approval, regulatory approvals and other customary closing conditions. We expect the transaction to close in the third quarter of 2007.
If the Merger Agreement were terminated under certain circumstances, primarily in the event we recommend or accept a superior offer from another buyer, we would be obligated to pay Philips a termination fee of $28 million.
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
The following table provides the classification of total stock-based compensation as reflected in our condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Cost of revenues	$32	$17	$62	$36
Selling and marketing	228	117	435	233
Research and development	184	97	333	221
General and administrative	446	392	881	680

Total stock-based compensation expense	$890	$623	$1,711	$1,170

4. Inventory
Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following, net of reserves (in thousands):

	June 30,	December 31,
	2007	2006
Finished goods	$8,913	$6,587
Raw material components	342	218

Total	$9,255	$6,805

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

	Six Months Ended June 30,
	2007	2006
Balance, beginning of period	$1,007	$876
Provisions in cost of revenues	46	303
Expenditures	(242)	(317)

Balance, end of period	$811	$862

7. Income Taxes
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has a less than 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no material effect on our financial statements as a result of adoption of FIN 48 on January 1, 2007.
We are subject to taxation in the United States and various state and foreign jurisdictions. The tax years 2003-2006 remain open to examination for all taxing jurisdictions to which we are subject.
As of January 1, 2007 and June 30, 2007, we had no material uncertain tax positions.
Upon adoption of FIN 48, we elected to recognize interest on uncertain tax positions in interest expense and penalties related to uncertain tax positions in operating expenses. We had no accrued interest or penalties related to uncertain tax positions as of June 30, 2007.
8. Earnings per Share
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is calculated using the weighted average number of common shares outstanding giving effect to outstanding dilutive stock options and stock warrants using the treasury stock method.
For the three and six months ended June 30, 2007 and 2006, outstanding stock options to purchase approximately 479,000, 715,000, 873,000, and 865,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because including these options would be anti-dilutive. A reconciliation of shares used in the computation of basic earnings per share and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares for basic computation	21,403	18,506	21,358	18,458
Potential common shares from:
Options	1,100	994	962	1,028
Warrants	90	474	89	474

Weighted average shares for diluted computation	22,593	19,974	22,409	19,960

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
The following tables set forth our segment information on an interim basis (in thousands):

	2007			2006
Three Months Ended June 30,	Lighting Systems	OEM and Licensing	Total	Lighting Systems	OEM and Licensing	Total

Revenues	$18,812	$2,223	$21,035	$13,729	$1,805	$15,534
Cost of revenues	8,935	492	9,427	6,036	635	6,671

Gross profit	9,877	1,731	11,608	7,693	1,170	8,863
Other direct costs	5,538	553	6,091	4,788	322	5,110

Direct contribution margin	$4,339	$1,178	5,517	$2,905	$848	3,753

Reconciling items to loss from operations:
Unallocated selling and marketing			691			617
Unallocated research and development			1,050			396
Unallocated general and administrative			4,481			2,908

Loss from operations			$(705)			$(168)

	2007			2006
Six Months Ended June 30,	Lighting Systems	OEM and Licensing	Total	Lighting Systems	OEM and Licensing	Total

Revenues	$35,778	$4,041	$39,819	$26,827	$3,365	$30,192
Cost of revenues	16,820	1,045	17,865	12,135	1,175	13,310

Gross profit	18,958	2,996	21,954	14,692	2,190	16,882
Other direct costs	10,587	947	11,534	8,817	710	9,527

Direct contribution margin	$8,371	$2,049	10,420	$5,875	$1,480	7,355

Reconciling items to loss from operations:
Unallocated selling and marketing			1,338			1,265
Unallocated research and development			1,807			690
Unallocated general and administrative			7,745			5,999

Loss from operations			$(470)			$(599)

10. Comprehensive Income
Comprehensive income includes all changes in equity during a period except those resulting from investing by owners and distributions to owners. For the three and six months ended June 30, 2007 and 2006, comprehensive income is composed of our net income, currency translation adjustments, and unrealized holding gains and losses on investments. The following table sets forth the calculation of comprehensive income on an interim basis (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$552	$425	$2,050	$613
Foreign currency translation adjustments	(4)	(23)	(5)	(26)
Unrealized holding gains (losses) on investments	(44)	11	(40)	5

Total comprehensive income	$504	$413	$2,005	$592

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
12. Commitments and Contingencies
Commitment — In January 2007, we entered into a ten-year lease for our new corporate headquarters to be located in Burlington, Massachusetts commencing September 1, 2007. Annual fixed lease payments beginning September 1, 2007 are approximately $1.4 million for each of the first five years of the lease and $1.5 million for each of the last five years of the lease. The lease also contains two five-year renewal options.
Contingencies —
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
On June 8, 2007 TIR was acquired by Philips.
These suits, in both the District Court for the District of Massachusetts and in Canada Federal Court, have been stayed pending our merger with Philips as described in Note 1, and are expected to be dismissed upon completion of the merger.
Boca Flasher Incorporated
On March 19, 2007, we filed a patent infringement complaint against Boca Flasher Incorporated in the U.S. District Court for the District of Massachusetts. In this suit we allege that certain products of Boca Flasher infringe eight of our patents. We are seeking an injunction, damages, and fees.
Renaissance Lighting
On May 15, 2007, we filed a patent infringement complaint against Renaissance Lighting, Inc. in the U.S. District Court for the District of Massachusetts. In this suit we allege that certain products of Renaissance infringe four of our patents. We are seeking an injunction, damages, and fees.
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
Pending Merger with Philips
On June 18, 2007, we entered into an Agreement and Plan of Merger (Merger Agreement) with Philips Holding USA, Inc., a Delaware corporation (Philips) and Black & White Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Philips (Sub) pursuant to which Philips will acquire all of our outstanding equity interests.
In accordance with the Merger Agreement, we will merge with and into Sub, and we will continue as the surviving corporation and a wholly owned subsidiary of Philips. The merger consideration will consist of $34.00 in cash per share of our common stock, par value $0.001 per share, issued and outstanding (other than shares held by us, Philips or Sub, which will be canceled and retired).
The transaction has been unanimously approved by our board of directors and is subject to stockholder approval, regulatory approvals and other customary closing conditions. We expect the transaction to close in the third quarter of 2007.
If the Merger Agreement were terminated under certain circumstances, primarily in the event we recommend or accept a superior offer from another buyer, we would be obligated to pay Philips a termination fee of $28 million.
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
Since our founding in September 1997, we have invested substantially in research and development in a number of disciplines related to LED lighting, including thermal and optical engineering, analog and digital circuit design, power conversion, network architectures, control software and user interfaces. As a result of this process of continuous innovation, we have developed a broad range of products, services and technologies and have a patent portfolio with 73 issued U.S. and foreign patents and approximately 160 patent applications pending worldwide at June 30, 2007. We also have an extensive pipeline of new technologies under development. Our patents and patent applications apply to many aspects of LED lighting technology, and also apply to many methods of implementing LED lighting in a wide variety of markets and applications.
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
We currently offer two families of white light products: essentialWhite and intelliWhite. Our essentialWhite line of products is a relatively inexpensive offering providing a dimmable white light output at a fixed color temperature using our proprietary technology. Our intelliWhite line of products is a higher-end offering that, in addition to providing dimmability, provides variable color temperature of white light using our proprietary Chromacore and Chromasic technology. To date, we have not derived substantial revenues from sales of our white light products. However, in 2007 we will continue to devote substantial resources to the development of new and enhanced white light products, including adding additional resources to focus primarily on the white light specialty and general lighting market. Although these initiatives have increased our 2007 white light product revenues from 2006 levels, we do not expect our 2007 white light product revenues to be a significant portion of our total 2007 revenues. The second quarter of 2007 was the first quarter in which our white light products accounted for more than 5% of our total revenues, although there can be no assurance that this trend will continue. In the long run we believe that as LED manufacturers overcome many of the technical obstacles to improving the initial cost and performance of white light LEDs and as consumers become more knowledgeable about LED lighting systems, they will ultimately value white light LED lighting systems that incorporate many of our core “intelligent control” technologies.
We do not manufacture LEDs. We purchase LEDs and other critical components that are used in our systems from major semiconductor manufacturers, and we outsource the manufacture of our products to contract manufacturers, primarily in Asia and Mexico. We also have substantial expertise relating to supply chain management and the manufacture of our products, including proprietary manufacturing processes that we license to our suppliers.
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
Accounting for Income Taxes. We account for income taxes using a liability approach. Our deferred tax assets consist primarily of the tax benefit of net operating loss and credit carryforwards, for which we have provided a full valuation allowance, due to our limited operating history and the unlikelihood that we would realize those assets based on that history. To the extent that we begin to generate significant taxable income, such that it becomes more likely than not that these assets will be recoverable, we will reverse those valuation allowances through income. To the extent that we are unable to operate profitably, our tax assets could expire unutilized. The occurrence of certain events, such as significant changes in ownership interests in Color Kinetics, could result in limitations on the amount of those assets that could be utilized in any given year.
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has a less than 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of January 1, 2007 with no cumulative effect adjustment recorded at adoption.
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
Results of Operations
The following table sets forth certain income and expense items as a percentage of total revenues (or, in the case of our cost of lighting systems revenues and cost of OEM and licensing revenues, as a percentage of the related revenues):

	Percentage of Total Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Lighting systems	89%	88%	90%	89%
OEM and licensing	11	12	10	11

Total revenues	100	100	100	100
Cost of revenues:
Cost of lighting systems, as a percentage of lighting systems revenues	47	44	47	45
Cost of OEM and licensing, as a percentage of OEM and licensing revenues	22	35	26	35

Total cost of revenues	45	43	45	44

Gross profit	55	57	55	56

Operating expenses:
Selling and marketing	26	28	25	27
Research and development	11	12	12	11
General and administrative	21	18	19	20

Total operating expenses	58	58	56	58

Loss from operations	(3)	(1)	(1)	(2)
Interest income	6	4	6	4
Equity in earnings of joint venture	—	—	—	—

Net income	3%	3%	5%	2%

Revenues. Total revenues increased 35% from $15.5 million in the second quarter of 2006 to $21.0 million in the second quarter of 2007 and increased 32% from $30.2 million in the first half of 2006 to $39.8 million in the first half of 2007.
Lighting systems revenues increased 37% from $13.7 million in the second quarter of 2006 to $18.8 million in the second quarter of 2007 and increased 33% from $26.8 million in the first half of 2006 to $35.8 million in the first half of 2007. Lighting systems revenues in the United States of America (U.S.) and Canada increased 55% from $9.2 million in the second quarter of 2006 to $14.2 million in the second quarter of 2007 and increased 45% from $17.6 million in the first half of 2006 to $25.4 million in the first half of 2007. Lighting systems revenues in markets outside the U.S. and Canada remained consistent at $4.6 million in both the second quarter of 2006 and 2007 and increased 12% from $9.2 million in the first half of 2006 to $10.3 million in the first half of 2007.
The increases in lighting systems revenues for the second quarter and first half of 2007 as compared to the same periods in 2006 were primarily attributable to increased sales of our intelligent LED lighting systems, which included a $3.9 million sale to an individual customer, increased sales of our white line of products, the addition of new products to our product line in current and prior periods, growth in our direct sales force, and our ongoing efforts to expand and support our network of U.S. and Canadian manufacturer’s representatives and international distributors.
Effective December 31, 2006, we terminated our joint venture agreement with Yamagiwa Corporation (Yamigiwa) and sold our 50% ownership interest in Color Kinetics Japan (CK Japan) to Yamagiwa, at which time CK Japan ceased to be a related party. Sales in the Japanese market to CK Japan in the second quarter and first half of 2006 amounted to $701,000 and $1.5 million, respectively. Sales in the Japanese market in the second quarter and first half of 2007 amounted to $1.3 million and $2.4 million, respectively
Our OEM and licensing revenues increased 23% from $1.8 million in the second quarter of 2006 to $2.2 million in the second quarter of 2007 and increased 20% from $3.4 million in the first half of 2006 to $4.0 million in the first half of 2007. Licensing revenues increased from $705,000 in the second quarter of 2006 to $1.5 million in the second quarter of 2007 and increased from $1.2 million in the first half of 2006 to $2.3 million in the first half of 2007. These increases were due primarily to an increase in royalties from our existing base of licensees, as well as an increase in our base of licensees. Additionally, in the second quarter of 2007, licensing revenues included one-time, non-recurring royalty payments of $550,000 from two licensees. Accordingly, we expect licensing revenues in the third quarter of 2007 to be sequentially lower. OEM revenues decreased from $1.1 million in the second quarter of 2006 to $762,000 in the second quarter of 2007 and decreased from $2.2 million in the first half of 2006 to $1.7 million in the first half of 2007. These decreases were due primarily to the fact that revenues from an individual customer in the special event field decreased from $394,000 in the second quarter of 2006 to $0 in the second quarter of 2007 and from $779,000 in the first half of 2006 to $443,000 in the first half of 2007.

No customer accounted for more than 10% of total revenues in the second quarter or first half of 2006. One customer accounted for approximately 24% and 14% of total revenues in the second quarter and first half of 2007, respectively. No other customer accounted for more than 10% of total revenues in the second quarter or first half of 2007.
Gross Profit. Total gross profit increased from $8.9 million in the second quarter of 2006 to $11.6 million in the second quarter of 2007 and from $16.9 million in the first half of 2006 to $22.0 million in the first half of 2007. The dollar increase was attributable primarily to increased sales. Gross profit as a percentage of revenues, or gross margin, decreased from 57% in the second quarter of 2006 to 55% in the second quarter of 2007 and decreased from 56% in the first half of 2006 to 55% in the second half of 2007.
Gross margin from lighting systems decreased from 56% in the second quarter of 2006 to 53% in the second quarter of 2007 and from 55% in the first half of 2006 to 53% in the first half of 2007. The decreases were attributable primarily to a $3.9 million sale in the second quarter of 2007 at lower than average product margin and increased sales of our lower margin white light products.
Gross margin from our OEM and licensing business increased from 65% in the second quarter of 2006 to 78% in the second quarter of 2007 and from 65% in the first half of 2006 to 74% in the first half of 2007. The increases were attributable to increased percentages of higher margin licensing revenues.
Selling and Marketing Expenses. Selling and marketing expenses increased 28% from $4.3 million in the second quarter of 2006 to $5.5 million in the second quarter of 2007 and increased 25% from $8.1 million in the first half of 2006 to $10.1 million in the first half of 2007. As a percentage of total revenues, selling and marketing expenses decreased from 28% in the second quarter of 2006 to 26% in the second quarter of 2007 and from 27% in the first half of 2006 to 25% in the first half of 2007, due primarily to the relative increase in revenues.
The increase of selling and marketing expenses in dollar amount in the second quarter of 2007 as compared to the second quarter of 2006 was primarily attributable to a $709,000 increase in personnel-related costs due to the expansion of our worldwide sales force and other personnel, a $448,000 increase in commissions to our U.S. and Canadian manufacturer’s representatives as a result of that region’s revenue growth, a $125,000 increase in marketing and channel support programs, and a $122,000 increase in stock-based compensation charges. These increases were offset partially by a $108,000 decrease in branding costs due to the completion of our initial branding launch in 2006 and a $108,000 decrease in trade show expenses.
The increase of selling and marketing expenses in dollar amount in the first half of 2007 as compared to the first half of 2006 was primarily attributable to a $1.3 million increase in personnel-related costs due to the expansion of our worldwide sales force and other personnel, a $783,000 increase in commissions to our U.S. and Canadian manufacturer’s representatives as a result of that region’s revenue growth, a $256,000 increase in marketing and channel support programs, and a $227,000 increase in stock-based compensation charges. These increases were offset partially by a $177,000 decrease in trade show expenses and a $172,000 decrease in branding costs due to the completion of our branding initiative in 2006.
Research and Development Expenses. Research and development expenses increased 29% from $1.8 million in the second quarter of 2006 to $2.3 million in the second quarter of 2007 and increased 35% from $3.4 million in the first half of 2006 to $4.6 million in the first half of 2007. As a percentage of total revenues, research and development expenses decreased from 12% in the second quarter of 2006 to 11% in the second quarter of 2007 and increased from 11% in the first half of 2006 to 12% in the first half 2007.
The increase of research and development expenses in dollar amount in the second quarter of 2007 as compared to the second quarter of 2006 was primarily attributable to a $354,000 increase in our research and development headcount based both in our Boston and China offices and a $76,000 increase in stock-based compensation charges. The decrease in research and development expenses as a percentage of revenues in the second quarter of 2007 as compared to the second quarter of 2006 was due primarily to the relative increase in revenues. The increase of research and development expenses in dollar amount and as a percentage of revenues in the first half of 2007 as compared to the first half of 2006 was primarily attributable to a $497,000 increase in spending related to product development, testing and environmental regulatory compliance, a $473,000 increase in our research and development headcount based both in our Boston and China offices, and a $118,000 increase in stock-based compensation charges.
General and Administrative Expenses. General and administrative expenses increased 54% from $2.9 million in the second quarter of 2006 to $4.5 million in the second quarter of 2007 and increased 29% from $6.0 million in the first half of 2006 to $7.7 million in the first half of 2007. As a percentage of total revenues, general and administrative expenses increased from

18% in the second quarter of 2006 to 21% in the second quarter of 2007 and decreased from 20% in the first half of 2006 to 19% in the first half of 2007.
The increase of general and administrative expenses in dollar amount and as a percentage of revenues in the second quarter of 2007 as compared to the second quarter of 2006 was primarily attributable to $1.2 million in direct costs related to the pending transaction with Philips, a $184,000 increase in outside legal fees due primarily to increased litigation activity, and a $143,000 increase due to increased personnel-related costs to support overall growth in the business.
The increase of general and administrative expenses in dollar amount in the first half of 2007 as compared to the first half of 2006 was primarily attributable to $1.2 million in direct costs related to the pending transaction with Philips, a $292,000 increase due to increased personnel-related costs to support overall growth in the business, and a $214,000 increase in stock-based compensation charges. The decrease in general and administrative expenses as a percentage of revenues in the first half of 2007 as compared to the first half of 2006 was due primarily to the relative increase in revenues.
Interest Income. Interest income increased from $636,000 in the second quarter of 2006 to $1.3 million in the second quarter of 2007 and increased from $1.2 million in the first half of 2006 to $2.5 million in the first half of 2007. The increase is due to higher average cash, cash equivalent, and investment balances, as well as higher average yields on these investments in 2007.
Equity in Earnings of Joint Venture. Effective December 31, 2006, we terminated our joint venture agreement with Yamigiwa and sold our 50% ownership interest in CK Japan to Yamagiwa. Equity in earnings of joint venture amounted to a $43,000 loss and a $14,000 gain in the second quarter and first half of 2006, respectively.
Provision for Income Taxes. We recorded no provision for income tax in either 2006 or 2007 due to our historical net losses. At December 31, 2006, we had net loss carryforwards available to offset future taxable income of $30.0 million and federal research and development tax credit carryforwards available to reduce future taxes payable of $1.1 million. Should it become more likely than not that these assets will be recovered, we would remove all or a portion of the allowances provided, which would have the effect of reducing or eliminating our provision for income tax and possibly creating a tax benefit to earnings. For 2007, the realization of tax benefits remains uncertain and as such will only be recognized to the extent utilization of such carryforwards is allowable as an offset against any income taxes that would otherwise be owed for 2007.
Liquidity and Capital Resources
At June 30, 2007, we had $101.2 million in cash and equivalents and investments, representing an increase of $1.2 million compared to our $100.0 million balance of cash and equivalents and investments at December 31, 2006.
During the first half of 2007, we generated $3.4 million of cash from operating activities, as compared to generating $906,000 in the first half of 2006. The increase in cash generated from operating activities during the first half of 2007 as compared to cash generated in the first half of 2006 was primarily due to higher net income (excluding the impact of non-cash stock-based compensation charges), increased accounts payable and accrued expenses due primarily to the timing of expenses and payments, and changes in our other operating assets and liabilities, offset partially by higher accounts receivable balances as a result of revenue growth and higher inventory balances to meet expected demand of certain products.
Net cash used in investing activities was $24.2 million in the first half of 2007, reflecting $20.4 million of net purchases of investments, $3.3 million of purchases of property and equipment (primarily leasehold improvements related to our new showroom in New York City and our new corporate headquarters in Burlington, Massachusetts, as well as tooling and test equipment related to our product development efforts) and $464,000 of restricted cash for a letter of credit required pursuant to the lease for our new corporate headquarters. Investments are composed of state and municipal obligations, U.S. Treasury obligations, and investment-grade commercial paper. We expect capital expenditures to increase in the third quarter of 2007, primarily due to anticipated spending related to leasehold improvements for our new corporate headquarters.
Net cash provided by financing activities was $1.6 million during the first half of 2007, attributable to $1.4 million in proceeds from the exercise of stock options and $137,000 of proceeds from the issuance of common stock pursuant to our Employee Stock Purchase Plan.
We anticipate that our cash and equivalents and investments at June 30, 2007 will be sufficient to fund our foreseeable cash requirements for at least the next twelve months.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
(b) Changes in internal control over financial reporting.
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On June 8, 2007 TIR was acquired by Philips.
These suits, in both the District Court for the District of Massachusetts and in Canada Federal Court, have been stayed pending our merger with Philips, as described in Note 1, and are expected to be dismissed upon completion of the merger.
Boca Flasher Incorporated
On March 19, 2007, we filed a patent infringement complaint against Boca Flasher Incorporated in the U.S. District Court for the District of Massachusetts. In this suit we allege that certain products of Boca Flasher infringe eight of our patents. We are seeking an injunction, damages, and fees.

Renaissance Lighting
On May 15, 2007, we filed a patent infringement complaint against Renaissance Lighting, Inc. in the U.S. District Court for the District of Massachusetts. In this suit we allege that certain products of Renaissance infringe four of our patents. We are seeking an injunction, damages, and fees.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 under Item 1A “Risk Factors” except as follows.
With respect to the risk factor captioned “We may incur substantial costs or lose important rights as a result of litigation or other proceedings relating to patent and other intellectual property rights” (i) we are currently involved in four patent infringement lawsuits as described above under the heading “Legal Proceedings” in Part II, Item 1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
No change.
Items 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of shareholders of the Company held on May 23, 2007, the stockholders elected the following two Class III directors: Garo H. Armen and William K. O’Brien:

Nominee	For	Withhold Authority

Garo H. Armen	15,232,298	62,850
William K. O’Brien	15,235,375	59,773
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
2.3	Agreement and Plan of Merger by and among Color Kinetics Incorporated, Philips Holding USA, Inc. and Black & White Merger Sub, Inc. dated as of June 18, 2007 (1)
3.2	Seventh Amended and Restated Certificate of Incorporation of Color Kinetics Incorporated (2)
3.4	Third Amended and Restated By-Laws of Color Kinetics Incorporated (3)
*10.34	Letter Agreement by and between Color Kinetics Incorporated and William J. Sims, dated May 1, 2007 (3)
*10.35	Letter Agreement by and between Color Kinetics Incorporated and David K. Johnson, dated May 1, 2007 (3)
*10.36	Letter Agreement by and between Color Kinetics Incorporated and Jeffrey Cassis, dated May 1, 2007 (3)
*10.37	Letter Agreement by and between Color Kinetics Incorporated and Frederick M. Morgan, dated May 1, 2007 (3)
*10.38	Letter Agreement by and between Color Kinetics Incorporated and Ihor Lys, dated May 1, 2007 (3)
*10.39	Form CEO Incentive Stock Option Grant Letter

Exhibit No.	Description
*10.40	Form CEO Non Statutory Stock Option Grant Letter
*10.41	Form Executive Officer (non-CEO) Incentive Stock Option Grant Letter
*10.42	Form Executive Officer (non-CEO) Non Statutory Stock Option Grant Letter
31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 — William J. Sims.
31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 — David K. Johnson
32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Exhibit 2.3 on Form 8-K filed June 20, 2007. Exhibits and schedules are omitted but will be furnished to the Commission supplementally upon request.

(2)	Incorporated by reference to the similarly numbered exhibit to our Registration Statement on Form S-1, File No. 333-114386.

(3)	Incorporated by reference to similarly numbered exhibit to our Current Report on Form 8-K filed May 1, 2007
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of August 2007.

COLOR KINETICS INCORPORATED (Registrant)
By:	/s/ William J. Sims
William J. Sims
Chief Executive Officer

By:	/s/ David K. Johnson
David K. Johnson
Chief Financial Officer